Form 10QSB
period 2007-03-31
CMS Bancorp, Inc.
filed 2007-05-14
CIK 1350072

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 001-33322

CMS Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8137247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

123 Main Street, White Plains, New York	10601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	914-422-2700

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes No X

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,055,165 shares of common stock, par value $.01 per share as of April 30, 2007.

Traditional Small Business Disclosure. Yes No X

CMS Bancorp, Inc.
INDEX

Part I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Statements of Financial Condition At March 31, 2007 and September 30, 2006 (Unaudited)

Statements of Operations for the Three Months and Six Months Ended March 31, 2007 and 2006 (Unaudited)

Statements of Comprehensive Income for the Three Months and Six Months Ended March 31, 2007 and 2006 (Unaudited)

Statements of Cash Flows for the Six Months Ended March 31, 2007 and 2006 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3:	Controls and Procedures

Part II - OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

Part I: Financial Information
Item 1. Financial Statements
CMS Bancorp, Inc.
STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
ASSETS	2007	2006
	(Unaudited)
	(In thousands)
Cash and amounts due from depository institutions	$1,952	$2,709
Interest-bearing deposits in other banks	17,980	352
Federal funds sold	19,285	-

Total cash and cash equivalents	39,217	3,061

Securities available for sale	4,099	4,087
Securities held to maturity, estimated fair value of $7,667
and $15,073, respectively	7,693	15,211
Loans receivable, net of allowance for loan losses of $215
and $215, respectively	103,135	96,732
Premises and equipment	1,302	686
Federal Home Loan Bank of New York stock	162	351
Interest receivable	640	638
Other assets	2,487	1,762

Total assets	$158,735	$122,528

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	$148,657	$108,784
Advances from Federal Home Loan Bank of New York	-	4,204
Advance payments by borrowers for taxes and insurance	607	245
Other liabilities	1,238	988

Total liabilities	150,502	114,221

Retained earnings:
Retained earnings	8,364	8,444
Accumulated other comprehensive income (loss)	(131)	(137)

Total retained earnings	8,233	8,307

Total liabilities and retained earnings	$158,735	$122,528

See notes to financial statements.

CMS Bancorp, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)
Interest income:
Loans	$1,457	$1,142	$2,888	$2,237
Securities	135	193	298	377
Federal funds sold	45	21	45	41
Other interest-earning assets	47	41	51	105

Total interest income	1,684	1,397	3,282	2,760

Interest expense:
Deposits	653	392	1,218	735
Mortgage escrow funds	3	5	5	6
Borrowings	19	-	100	-

Total interest expense	675	397	1,323	741

Net interest income	1,009	1,000	1,959	2,019
Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	1,009	1,000	1,959	2,019

Non-interest income:
Fees and service charges	65	71	142	149
Other	3	4	6	6

Total non-interest income	68	75	148	155

Non-interest expense:
Salaries and employee benefits	695	583	1,273	1,195
Net occupancy	142	155	302	288
Equipment	119	96	223	166
Professional fees	61	66	126	157
Advertising	19	9	31	23
Federal insurance premium	3	11	7	22
Directors' fees	28	50	61	93
Other insurance	22	10	44	30
Bank charges	16	33	31	62
Other	71	73	124	135

Total non-interest expense	1,176	1,086	2,222	2,171

Income (loss) before income taxes	(99)	(11)	(115)	3
Income tax expense (benefit)	(32)	(5)	(35)	1

Net income (loss)	$(67)	$(6)	$(80)	$2

See notes to financial statements.

CMS Bancorp, Inc.
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)

Net income (loss)	$(67)	$(6)	$(80)	$2

Other comprehensive income (loss),
net of income taxes:
Gross unrealized holding (loss) gain on
securities available for sale	6	(14)	11	(20)
Less deferred income taxes	2	(6)	4	(8)

Other comprehensive income (loss)	4	(8)	7	(12)

Comprehensive income (loss)	$(63)	$(14)	$(73)	$(10)

See notes to financial statements.

CMS Bancorp, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(80)	$2
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation of premises and equipment	59	49
Amortization and accretion, net	44	28
Deferred income taxes	(7)	2
(Increase) in interest receivable	(2)	(78)
(Increase) in other assets	(723)	(260)
Increase in accrued interest payable	154	-
Increase (decrease) in other liabilities	96	(1,219)

Net cash used for operating activities	(459)	(1,476)

Cash flows from investing activities:
Purchases of securities available for sale	-	(4,007)
Proceeds from sales of securities available for sale	-	5
Proceeds from maturities of securities held to maturity	7,500	500
Principal repayments on securities available for sale	9	8
Principal repayments on securities held to maturity	18	33
Net (increase) in loans receivable	(6,457)	(5,060)
Additions to premises and equipment	(675)	(40)
Redemption of Federal Home Loan Bank of New York stock	189	611

Net cash provided from (used in) investing activities	584	(7,950)

Cash flows from financing activities:
Net increase in deposits	39,873	4,154
Repayment of advances from Federal Home Loan Bank of New York	(4,204)	-
Net increase in payments by borrowers for taxes and insurance	362	666

Net cash provided by financing activities	36,031	4,820

Net (decrease) increase in cash and cash equivalents	36,156	(4,606)
Cash and cash equivalents - beginning	3,061	12,436

Cash and cash equivalents - ending	$39,217	$7,830

Supplemental information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,169	$740
Income taxes	$9	$661

See notes to financial statements.

CMS Bancorp, Inc.

NOTES TO FINANCIAL STATEMENTS

1. Reorganization and Initial Public Offering

The financial statements include the accounts of Community Mutual Savings Bank (the “Bank”).

On April 4, 2007 the Bank reorganized from a New York State-chartered mutual savings bank to a federally-chartered mutual savings bank and simultaneously converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, with the concurrent formation of a stock holding company which conducted a subscription offering with depositors of Community Mutual Savings Bank receiving first priority in the offering. After the conversion and offering, all of the Bank’s stock is owned by CMS Bancorp, and all of CMS Bancorp’s stock is, in turn, owned by the public, including the Employees Stock Ownership Plan (“ESOP”) and Community Mutual Savings Bank Charitable Foundation. The management and business operations of Community Mutual will continue after the conversion and offering. In connection with the conversion and offering, CMS Bancorp sold 1,983,750 shares of its common stock, raising $19,837,500 of gross proceeds and contributed $9 million of equity to the Bank, which is not recognized in these financial statements because the conversion and offering was not completed until after March 31, 2007.

2. Description of Operations

Community Mutual was originally chartered in 1887 as Community Savings and Loan, a New York State-chartered savings and loan association. In 1980, it converted to a New York State-chartered savings bank and changed its name to Community Mutual Savings Bank of Southern New York. In 1983, Community Mutual Savings Bank of Southern New York changed its name to Community Mutual Savings Bank.

Community Mutual Savings Bank (“the Bank”) is a community and customer oriented retail savings bank offering residential mortgage loans and traditional deposit products and, to a lesser extent, commercial real estate, small business and consumer loans in Westchester County, New York, and surrounding areas. The Bank currently retains all of the loans that it originates. The Bank also invests in various types of assets, including securities of various government-sponsored enterprises and mortgage-backed securities.

The Bank’s revenues are derived principally from interest on loans, interest and dividends received from its investment securities and fees for bank services. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations and borrowings under a line of credit with the Federal Home Loan Bank of New York.

3. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months and six months ended March 31, 2007 and 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year.

4. Critical Accounting Policies

The Bank considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. There has been no material shift in the loan portfolio, delinquency levels, loss experience, economic conditions or other factors, and the level of the allowance for loan losses was deemed to be sufficient as of March 31, 2007 and 2006. The Bank has allocated the allowance among categories of loan types as well as classification status at each period end date. Assumptions and allocation percentages based on loan types and classification status have been consistently applied. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in market and economic conditions in the Bank’s market. In addition, the regulatory authorities, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations.

5. Retirement Plans - Components of Net Periodic Pension Cost

The components (in thousands) of periodic pension expense were as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$22	$27	$46	$54
Interest cost	40	46	80	93
Expected return on plan assets	(42)	(49)	(84)	(98)
Amortization of prior service cost	1	1	1	1
Amortization of unrecognized loss	9	10	17	20

Total	$30	$35	$60	$70

6. Effect of Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Bank is currently evaluating the potential impact, if any, the adoption of FASB Statement No. 157 on our financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 87 and SFAS 106, liabilities that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured is required to be the Bank’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Bank is currently analyzing the effects of SFAS 158 but does not expect its implementation may have a significant impact on the Bank’s financial conditions or results of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting (“SAB”) No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Bank has analyzed SAB 108 and determined that upon adoption it will have no impact on the Bank’s financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Bank is currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Bank as of October 1, 2007. The Bank is evaluating the impact of adoption on its financial condition and statement of operations.

CMS Bancorp, Inc.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-QSB contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in the real estate market or local economy;
•	changes in interest rates;
•	changes in laws and regulations to which we are subject; and
•	competition in our primary market area.

Any or all of our forward-looking statements in this Form 10-QSB and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed.

General

The Bank’s results of operations depend primarily on its net interest income, which is the difference between the interest income it earns on its loans and investments and the interest it pays on its deposits and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. The Bank’s operations are also affected by non-interest income, such as service fees and gains and losses on sales of securities, the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy costs, and other general and administrative expenses. In general, financial institutions such as the Bank are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability. The Bank’s operations and lending are principally concentrated in Westchester County, New York, and its operations and earnings are influenced by the economics of the area in which it operates. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in the Bank’s primary market area.

Our net interest income may be affected by market interest rate changes. Increases in short-term interest rates, as a result of increases in the Federal Funds rate, without a corresponding increase in long-term interest rates, have resulted and may continue to result in an increase in interest expense and reduction in net interest income in the future. The effect of the flattening interest rate yield curve could decrease our ability to invest the net proceeds of the offering and reinvest proceeds from loan and investment repayments at higher interest rates. Our cost of funds has increased faster than our yield on loans and investments, due to the longer-term nature of our interest-earning assets and the inverted yield curve.

In order to grow and diversify in the current inverted yield curve environment, the Bank seeks to continue to grow its multi-family, non-residential, construction, home equity and commercial loans by targeting these markets in Westchester County and surrounding areas as a means to increase the yield on and diversify its loan portfolio and build transactional deposit account relationships; and depending on market conditions, sell a portion of the fixed rate residential real estate loans to a third party, in order to diversify its loan portfolio, increase fee income and reduce interest rate risk.

To the extent the Bank increases its investment in construction or development, consumer and commercial loans, which are considered to entail greater risks than one- to four-family residential loans, the Bank’s provision for loan losses may increase to reflect this increased risk, which could cause a reduction in the Bank’s income.

Overview

The Bank seeks to differentiate itself from its competition by providing superior, highly personalized and prompt service with competitive fees and rates to its customers. Historically, the Bank has been a community-oriented retail savings bank offering residential mortgage loans and traditional deposit products and, to a lesser extent, commercial real estate, small business and consumer loans in Westchester County, New York, and surrounding areas.

The Bank has adopted a strategic plan that focuses on growth in the traditional one- to four-family real estate lending market as well as diversification of the loan portfolio into higher yield multi-family, non-residential, construction and commercial loan markets. The Bank’s strategic plan also calls for increasing deposit relationships and broadening its product lines and services. The bank believes that this business strategy is best for its long term success and viability, and complements its existing commitment to high quality customer service.

In connection with its overall growth strategy, the Bank seeks to:

•
continue to grow its commercial and industrial loan and commercial real estate loan portfolio by targeting commercial businesses in its primary market area and in Westchester County and surrounding areas as a means to increase the yield on and diversify its loan portfolio and build transactional deposit account relationships;

•	focus on expanding its retail banking franchise, and increasing the number of households served within its market area; and

•
depending on market conditions, sell a portion of the fixed rate residential real estate loans to a third party, in order to diversify its loan portfolio, increase fee income and reduce interest rate risk.

Comparison of Financial Condition at March 31, 2007 to September 30, 2006

Total assets increased by $36,207,000, or 29.5%, to $158,735,000 at March 31, 2007 from $122,528,000 at September 30, 2006 principally as a result of subscriptions received for purchases of CMS Bancorp common stock of $36.0 million. During the six months ended March 31, 2007, cash and cash equivalents increased by $36,156,000, from $3,061,000 at September 30, 2006 to $39,217,000 at March 31, 2007. The increase in cash and cash equivalents was due to the funds received for subscriptions to common stock in our initial public stock offering which was completed in April 2007. Of the total proceeds from the subscriptions to purchase common stock, $19,129,000 of over subscriptions was returned in April, 2007 to the customers who subscribed to the offering.

In the six months ended March 31, 2007, securities held to maturity declined by $7,518,000 from $15,211,000 at September 30, 2006 to $7,693,000 at March 31, 2007 as investments in U.S. Government Agency bonds matured.

Loans receivable were $103,135,000 and $96,732,000 at March 31, 2007 and September 30, 2006, respectively, representing an increase of $6,403,000 or 6.6%. The increase in loans resulted from originations of one-to four family mortgage loans and commercial real estate loans as well as higher utilization of home equity lines of credit. The increase in loans receivable was funded by investment maturities and higher deposit balances.

The increase in premises and equipment from $686,000 at September 30, 2006 to $1,302,000 at March 31, 2007 includes the modernization of the Mount Vernon branch and upgrades to the technology infrastructure. Other assets increased from $1,762,000 at September 30, 2006 to $2,487,000 at March 31, 2007 as a result of conversion costs associated with the initial public offering, which will be deducted from the proceeds of the shares sold in the conversion. At September 30, 2006 and March 31, 2007, conversion costs in the amount of $817,000 and $1,845,000, respectively, were incurred and are included in other assets.

Deposits increased by $39,873,000 or 36.7% from $108,784,000 as of September 30, 2006 to $148,657,000 as of March 31, 2007. Proceeds from subscriptions to purchase common stock of CMS Bancorp accounted for $36.0 million of the increase and competitive market interest rates attracted deposits in the certificate of deposit and money market deposit categories.

Federal Home Loan Bank of New York (“FHLB”) borrowings of $4,204,000 as of September 30, 2006 were repaid as of March 31, 2007 as a result of investment maturities and higher deposit balances. The increase in advance payments by borrowers for taxes and insurance of $362,000, from $245,000 at September 30, 2006 to $607,000 at March 31, 2007 represents the normal accumulation of these funds before tax and insurance payments are made on behalf of borrowers.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General. Net losses increased by $61,000 to $67,000 for the three months ended March 31, 2007, from $6,000 for the three months ended March 31, 2006. The increase in the net loss primarily reflects an increase in non-interest expenses, offset by a nominal increase in net interest income.

Interest Income. Interest income increased $287,000, or 20.5%, to $1,684,000 for the three months ended March 31, 2007 from $1,397,000 for the three months ended March 31, 2006. The increase in interest income is due to increases of $315,000 in interest income from loans, $30,000 in interest on federal funds sold and other interest earning assets, offset by a decrease of $58,000 in interest income from securities.

Interest income from loans increased by $315,000, or 27.6%, to $1,457,000 for the three months ended March 31, 2007 from $1,142,000 for the three months ended March 31, 2006. The increase was due to an $18.3 million or 22.0% increase in the average balance of loans to $101.2 million in the three months ended March 31, 2007 from $82.9 million in the three months ended March 31, 2006 and an increase in the average yield to 5.76% from 5.51%, as additions to the loan portfolio were made at interest rates which were higher than the interest rate on the overall portfolio. Of the increase in average balances of $18.3 million, $12.1 million was in the conventional one- to four-family residential mortgage portfolio, and $6.2 million was in the home equity, cooperative apartment and commercial real estate categories.

Interest income from securities decreased by $58,000, or 30.1%, to $135,000 for the three months ended March 31, 2007 from $193,000 for the three months ended March 31, 2006. The decrease in interest income from securities was due to maturities of U.S. Government Agency bonds which caused the average balance to decrease by $8.5 million to $14.8 million at March 31, 2007 from $ 23.3 million at March 31, 2006. The impact of the bond maturities was partially offset by an increase in the average yield on securities which was 3.30% for the quarter ended March 31, 2006 and 3.62% for the quarter ended March 31, 2007, increasing as the result of maturities of bonds with lower yields.

Interest income from federal funds sold and other interest earning assets increased by $30,000 from $62,000 in the three months ended March 31, 2006 to $92,000 in the three months ended March 31, 2007. The average balance of federal funds sold and other interest earning assets increased by $1.4 million from $5.8 million in the three month ended March 31, 2006 to $7.2 million in the three months ended March 31, 2007 and the average yield rose from 4.33% to 5.11% in three month periods ended March 31, 2006 to and 2007 respectively. The average balance and interest income in the three months ended March 31, 2007 benefited from subscriptions received in March 2007 for purchases of CMS Bancorp common stock of $36.0 million.

Interest Expense. Total interest expense increased $278,000, or 70.0%, to $675,000 for the three months ended March 31, 2007 from $397,000 for the three months ended March 31, 2006. Interest expense on deposits (including mortgage escrow funds) increased by $258,000, or 65.0%, to $656,000 in 2007 when compared with $397,000 in the comparable 2006 period. The increase in interest expense on deposits resulted from an increase in the average cost of interest bearing deposits to 2.63% in the three months ended March 31, 2007 from 1.70% in 2006, reflecting higher market interest rates, a shift in deposits from lower cost savings accounts to higher cost time deposits, older low cost time deposits maturing and re-pricing into higher rate time deposit products and higher money market balances and interest rates. In addition average interest earning deposit balances were $99.8 million in the three months ended March 31, 2007 compared to $93.7 million in 2006.

The interest expense on borrowed money was $19,000 in the three months ended March 31, 2007 as borrowings from the Federal Home Loan Bank of New York were used to fund loan growth.

Net Interest Income. Net interest income increased $9,000, or 0.9%, to $1,009,000 for the three months ended March 31, 2007 from $1,000,000 for the three months ended March 31, 2006. Increases in both average interest earning assets and the yield on those assets in the three months ended March 31, 2007 as compared to 2006 were offset by increases in the cost of interest-bearing liabilities, and to a lesser degree, increases in average deposit balances. The average rate on deposit liabilities rose in response to local market conditions and the increase in the federal funds rate, and from the change in the composition of deposits and higher borrowings in 2007. The interest rate on 10-year Treasury notes, from which the Bank generally prices conventional mortgages, rose marginally during the same period. The negative impact on net interest income of the flattening interest rate yield curve was mitigated by reinvesting the proceeds of maturing lower yielding securities and other interest-earning assets into higher yielding loans, as well as diversifying the loan portfolio into higher yielding multi-family, non-residential, construction, home equity and commercial real estate loans. Increases in short term interest rates without a corresponding increase in long term interest rates have resulted, and may continue to result in an increase in interest expense and a reduction in net interest income in the future.

Provision for Loan Losses. The Bank establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, there was no provision for loan losses during the three month periods ended March 31, 2007 or 2006. The same methodology and generally similar assumptions were used in assessing the allowance for both periods. The allowance for loan losses was $215,000, or 0.21% of gross loans outstanding, at March 31, 2007 as compared with $215,000, or 0.26% of gross loans outstanding, at March 31, 2006. The level of the allowance for loan losses is based on estimates, and the ultimate losses may vary from the estimates.

Non-interest Income. Non-interest income of $68,000 in the three months ended March 31, 2007 was comparable to the 2006 amount.

Non-interest Expenses. Non-interest expenses were $1,176,000 and $1,086,000 for the three months ended March 31, 2007 and 2006, respectively, representing an increase of $90,000, or 8.3%. Higher salaries and benefits ($112,000) and equipment costs ($23,000) in the three months ended March 31, 2007 resulted from investments in upgrading processes, technology and personnel.

Income Tax Expense (Benefit). The income tax benefit was $32,000 in the three month period ended March 31, 2007 compared to $5,000 in the comparable 2006 period. The tax provision (benefit) is recorded based on reported income (loss), at the statutory rate for Federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes.

Comparison of Operating Results for the Six Months Ended March 31, 2007 and 2006

General. For the six months ended March 31, 2007, the Bank had a net loss of $80,000 compared to net income of $2,000 in the six months ended March 31, 2006. The net loss in the 2007 period reflects lower net interest income and increases in non-interest expense.

Interest Income. Interest income increased $522,000, or 18.9%, to $3,282,000 for the six months ended March 31, 2007 from $2,760,000 for the six months ended March 31, 2006. The increase in interest income is due to increases of $651,000 in interest income from loans, offset by decreases of $79,000 in interest on securities and decreases of $50,000 on federal funds sold and other interest earning assets.
Interest income from loans increased by $651,000, or 29.1%, to $2,888,000 for the six months ended March 31, 2007 from $2,237,000 for the six months ended March 31, 2006. The increase was due to a $18.5 million or 22.7% increase in the average balance of loans to $100.0 million in the six months ended March 31, 2007 from $81.5 million in the six months ended March 31, 2006 and an increase in the average yield to 5.78% from 5.49%, as additions to the loan portfolio were made at interest rates which were higher than the interest rate on the overall portfolio. Of the increase in average balances of $18.5 million, $13.1 million was in the conventional one- to four-family residential mortgage portfolio, and $5.5 million was in the home equity, cooperative apartment and commercial real estate categories.

Interest income from securities decreased by $79,000, or 21.0%, to $298,000 for the six months ended March 31, 2007, from $377,000 for the six months ended March 31, 2006. The decrease in interest income from securities was due to maturities of U.S. Government Agency bonds which caused the average balance to decrease by $6.2 million to $16.9 million for the six months ended March 31, 2007 from $ 23.1 million for the six months ended March 31, 2006. The impact of the bond maturities was partially offset by an increase in the average yield on securities which was 3.27% for the six months ended March 31, 2006 and 3.53% for the six months ended March 31, 2007, increasing as the result of maturities of bonds with lower yields.

Interest income from federal funds sold and other interest earning assets decreased by $50,000, from $146,000 in the six months ended March 31, 2006 to $96,000 in the six months ended March 31, 2007. The average balance of federal funds sold and other interest earning assets decreased by $3.4 million, from $7.2 million in the six month ended March 31, 2006 to $3.8 million in the six months ended March 31, 2007, offset by an increase in the average yield from 4.04% to 5.01% in six month periods ended March 31, 2006 to and 2007, respectively.

Interest Expense. Total interest expense increased $582,000, or 78.5%, to $1,323,000 for the six months ended March 31, 2007, from $741,000 for the six months ended March 31, 2006. Interest expense on deposits (including mortgage escrow funds) increased by $483,000 or 65.1%, to $1,223,000 in 2007 when compared with $741,000 in the comparable 2006 period. The increase in interest expense on deposits resulted from an increase in the average cost of interest bearing deposits to 2.52% in the six months ended March 31, 2007 from 1.60% in 2006, reflecting higher market interest rates, a shift in deposits from lower cost savings accounts to higher cost time deposits, older low cost time deposits maturing and re-pricing into higher rate time deposit products and higher money market balances and rates. In addition average interest bearing deposit balances were $97.1 million in the six months ended March 31, 2007 compared to $92.7 million in 2006. Interest expense on borrowed money was $100,000 in the six months ended March 31, 2007 as borrowings from the Federal Home Loan Bank of New York were used to fund loan growth.

Net Interest Income. Net interest income decreased $60,000, or 3.0%, to $1,959,000 for the six months ended March 31, 2007 from $2,019,000 for the six months ended March 31, 2006. Increases in both average interest earning assets and the yield on those assets in the six months ended March 31, 2007 as compared to 2006 were more than offset by increases in the cost of interest-bearing liabilities, and to a lesser degree, increases in deposit balances. The average rate on deposit liabilities rose in response to local market conditions and the increase in the federal funds rate, and from the change in the composition of deposits and higher borrowings in 2007. The interest rate on 10-year Treasury notes, from which the Bank generally prices conventional mortgages, rose marginally during the same period. The negative impact on net interest income of the flattening interest rate yield curve was mitigated by reinvesting the proceeds of maturing lower yielding securities and other interest-earning assets into higher yielding loans, as well as diversifying the loan portfolio into higher yielding multi-family, non-residential, construction, home equity and commercial loans. Increases in short term interest rates without a corresponding increase in long term interest rates have resulted, and may continue to result in an increase in interest expense and a reduction in net interest income in the future.

Provision for Loan Losses. The Bank establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, there was no provision for loan losses during the six month periods ended March 31, 2007 or 2006. The same methodology and generally similar assumptions were used in assessing the allowance for both periods. The allowance for loan losses was $215,000, or 0.21% of gross loans outstanding at March 31, 2007, as compared with $215,000, or 0.26% of gross loans outstanding at March 31, 2006. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Non-interest Income. Non-interest income of $148,000 in the six months ended March 31, 2007 was comparable to the 2006 amount.

Non-interest Expenses. Non-interest expenses were $2,222,000 and $2,171,000 for the six months ended March 31, 2007 and 2006, respectively, representing an increase of $51,000 or 2.3%. Higher salaries and benefits ($78,000), and equipment costs ($57,000) in the six months ended March 31, 2007 resulted from investments in upgrading processes, technology and personnel and were partially offset by lower professional fees ($31,000), lower directors’ fees ($32,000) and lower bank charges ($31,000).

Income Tax Expense (Benefit). The income tax benefit was $35,000 in the six month period ended March 31, 2007 compared to income tax expense of $1,000 in the comparable 2006 period. The tax provision (benefit) is recorded based on reported income (loss), at the statutory rate for Federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes.

Management of Market Risk

As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a significant portion of its assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those which possess a short term maturity. Interest rates are highly sensitive to factors that are beyond the Bank’s control, including general economic conditions, inflation, changes in the slope of the yield curve, monetary and fiscal policies of the federal government and the regulatory policies of government authorities. Due to the nature of the Bank’s operations, it is not subject to foreign currency exchange or commodity price risk. Instead, the Bank’s real estate loan portfolio, concentrated in Westchester County, New York, is subject to the risks associated with the economic conditions prevailing in its market area.

The primary goals of the Bank’s interest rate management strategy are to determine the appropriate level of risk given the business strategy and then manage that risk so as to reduce the exposure of the Bank’s net interest income to fluctuations in interest rates. Historically, lending activities have been dominated by one- to four-family real estate mortgage loans. The primary source of funds has been deposits which have substantially shorter terms to maturity than the loan portfolio, and as a result, the Bank has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to limiting terms of fixed rate one- to four-family mortgage loan originations, which are retained in the Bank’s portfolio; and emphasizing investments with short- and intermediate-term maturities of less than five years.

In addition, the actual amount of time before mortgage loans are repaid can be significantly impacted by changes in mortgage prepayment rates and market interest rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition. The Bank monitors interest rate sensitivity so that it can make adjustments to its asset and liability mix on a timely basis.

Net Interest Income at Risk

The Bank uses a simulation model to monitor interest rate risk. This model reports the net interest income at risk under different interest rate environments. Specifically, an analysis is performed of changes in net interest income assuming changes in interest rates, both up and down from current rates over the three-year period following the current financial statements.

The changes in interest income and interest expense due to changes in interest rates reflect the interest sensitivity of the Bank’s interest earning assets and interest bearing liabilities. For example, in a rising interest rate environment, the interest income from an adjustable-rate mortgage will increase depending on its re-pricing characteristics while the interest income from a fixed rate loan would not increase until it was repaid and loaned out at a higher interest rate.

The table below sets forth the latest available estimated changes in net interest income, as of December 31, 2007 that would result from various basis point changes in interest rates over a twelve-month period.

Changes in Interest Rate (basis points)	Amount	Dollar Change	Percent Change

300	$3,719	$(326)	(8.1)%
200	3,829	(216)	(5.3)%
100	3,934	(111)	(2.7)%
0	4,045	-	0.0%
(100)	4,099	54	1.3%
(200)	4,041	(4)	(0.1)%
(300)	3,906	(139)	(3.4)%

Liquidity and Capital Resources

The Bank is required to maintain levels of liquid assets sufficient to ensure the Bank’s safe and sound operation. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Bank also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Bank’s primary sources of funds are deposits, amortization and prepayments of loans, FHLB advances, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Bank’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and other interest earning assets. If the Bank requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2007, the Bank had no loans from the FHLB and an available line of credit of $23.6 million.

In the six months ended March 31, 2007, net cash used for operating activities was $459,000, compared to net cash used of $1,476,000 in the comparable 2006 period. In both periods, the increase in other assets includes deferred costs related to the conversion and stock issuance.

In the six months ended March 31, 2007, investing activities provided $584,000 of cash while investing activities used $7,950,000 in the six months ended March 31, 2006. In the 2007 period, maturities of US Government bonds of $7,500,000 were used to fund net loan additions of $6,457,000 and additions to premises and equipment of $675,000. In the six month ended March 31, 2006, net loan increases used $5,060,000 of cash and net purchases of investment securities used $2,850,000 of cash.

Net cash provided by financing activities was $36,031,000 and $4,820,000 in the six month periods ended March 31, 2007 and 2006, respectively. In the 2007 period, increases in deposits, including proceeds from subscriptions to purchase common stock of CMS Bancorp of $36.0 million, provided $39,873,000 of cash and repayment of FHLB borrowings used $4,204,000 of cash. In the 2006 period, increased deposits provided cash of $4,154,000. Of the total proceeds from the subscriptions to purchase common stock, $19,129,000 of oversubscriptions was returned to the customers, who subscribed to the offering which was completed in April, 2007.

The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. As of March 31, 2007, the Bank had cash and cash equivalents of $39,217,000 and securities of $11,792,000. At March 31, 2007, the Bank has outstanding commitments to originate loans of $12.7 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2007, totaled $41.8 million. Management believes that, based upon its experience and the Bank’s deposit flow history, a significant portion of such deposits will remain with the Bank.

As of March 31, 2007 the Bank had $7.8 million of undisbursed funds from approved lines of credit under a homeowners’ equity lending program and overdraft protection line of credit and outstanding commitments to originate loans of $4.7 million. The Bank had unused overnight line of credit and comparison (DRA) commitments with The Federal Home Loan Bank of New York which total $23.6 million.

The following table sets forth the Bank’s capital position at March 31, 2007, as compared to the minimum regulatory capital requirements:

	Actual	Minimum Requirement	To Be Well Capitalized Under Prompt Corrective Actions Provisions

Tier 1 leverage ratio	6.34%	4.00%	6.00%

Tier 1 risk-based capital ratio	10.41%	8.00%	10.00%

Total risk-based capital ratio	10.68%	4.00%	5.00%

Off-Balance Sheet Arrangements

The Bank does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Bank's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CMS Bancorp, Inc.

Item 3. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CMS Bancorp, Inc.

Part II

Item 1. Legal Proceedings

The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be material to the financial condition of the Bank.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2007 Community Mutual Savings Bank reorganized from a New York State-chartered mutual savings bank to a federally-chartered mutual savings bank and simultaneously converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, concurrent with the CMS Bancorp stock offering. Upon completion of the conversion and the offering, all of the Bank’s stock is owned by CMS Bancorp, and all of the CMS Bancorp’s stock is, in turn, owned by the public, including The Community Mutual Charitable Foundation. In connection with the conversion and offering, the Company sold 1,983,750 shares of its common stock, raising $19,837,500 of gross proceeds and contributed $9 million of equity to the Bank, which is not recognized in the financial statements included in this 10-QSB because the conversion and offering was not completed until after March 31, 2007. All further proceeds were retained by CMS Bancorp for future capital needs.

Ryan Beck & Co. (“Ryan Beck”) was engaged to assist in the marketing of the common stock. For their services, Ryan Beck received an advisory and administrative services fee of $50,000 and a sales fee equal to 1% of the dollar amount of common stock sold in the offering other than shares purchased by the officers, directors, or employees (or members of their immediate family) of the Bank or CMS Bancorp or qualified and non-qualified employee benefit plans of the Bank or CMS Bancorp, for which no fee was be paid.

Expenses related to the offering were approximately $1.8 million, including the expenses paid to Ryan Beck described above, none of which were paid to officers or directors of CMS Bancorp, the Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $18.0 million. As a result of completion of the offering, 2,055,165 shares of the CMS Bancorp’s common stock are outstanding as of April 30, 2007, which include the 71,415 shares of common stock issued to the Charitable foundation.

Initially, both CMS Bancorp and the Bank have invested the net proceeds from the stock offering in short-term investments until these proceeds can be deployed for other purposes.

CMS Bancorp Inc.’s common stock is quoted on the Nasdaq Capital Market under the trading symbol “CMSB.”

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following Exhibits are filed as part of this report.

Exhibit 31.1	Rule 13a-14(a) / 15d-14(a) Certification.
Exhibit 31.2	Rule 13a-14(a) / 15d-14(a) Certification.
Exhibit 32.1	Section 1350 Certification
Exhibit 32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMS Bancorp, Inc

Date: May 14, 2007	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: May 14, 2007	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer (Principal Accounting Officer)