Form 10QSB
period 2007-06-30
CMS Bancorp, Inc.
filed 2007-08-14
CIK 1350072

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________________________

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 001-33322

CMS Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8137247
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

123 Main Street, White Plains, New York 10601
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code	914-422-2700

      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90

days.  Yes     X                                     No  _____

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes _____ No X

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,055,165 shares of common stock, par value $.01 per share as of July 31, 2007.

Traditional Small Business Disclosure. Yes _____ No X

CMS Bancorp, Inc.
INDEX

Part I - FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Statements of Financial Condition
At June 30, 2007 and September 30, 2006 (Unaudited)

Consolidated Statements of Operations for the Three Months and
Nine Months Ended June 30, 2007 and 2006 (Unaudited)

Consolidated Statements of Comprehensive Income for the Three Months
and Nine Months Ended June 30, 2007 and 2006 (Unaudited)

Consolidated Statements of Changes in Stockholders’ Equity for the Nine
Months Ended June 30, 2007 and 2006 (Unaudited)

Consolidated Statements of Cash Flows for the Nine Months
Ended June 30, 2007 and 2006 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

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
Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

Part I: Financial Information
Item 1. Financial Statements
CMS Bancorp, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	September 30,
	2007	2006
ASSETS	(In thousands, except per share data)
Cash and amounts due from depository institutions	$1,485	$2,709
Interest-bearing deposits	329	352
Federal funds sold	9,160	-
Total cash and cash equivalents	10,974	3,061
Securities available for sale	4,109	4,087
Securities held to maturity, estimated fair value of $3,679
and $15,073, respectively	3,686	15,211
Loans receivable, net of allowance for loan losses of $245
and $215, respectively	120,154	96,732
Premises and equipment	1,252	686
Federal Home Loan Bank of New York stock	200	351
Interest receivable	665	638
Other assets	568	1,762
Total assets	$141,608	$122,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$115,546	$108,784
Advances from Federal Home Loan Bank of New York	-	4,204
Advance payments by borrowers for taxes and insurance	585	245
Other liabilities	1,047	988
Total liabilities	117,178	114,221
Stockholders' equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding
Common stock, $.01 par value, 14,000,000 shares authorized	21	-
2,055,165 issued and outstanding at June 30, 2007
Additional paid in capital	18,535	-
Retained earnings	7,631	8,444
Unearned Employee Stock Ownership Plan (ESOP) Shares	(1,630)	-
Accumulated other comprehensive (loss)	(127)	(137)
Total stockholders' equity	24,430	8,307

Total liabilities and stockholders' equity	$141,608	$122,528

See notes to consolidated financial statements.

CMS Bancorp, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Interest income
Loans	$1,603	$1,219	$4,491	$3,456
Securities	96	189	394	567
Federal funds sold	220	23	265	63
Other interest-earning assets	41	15	92	120
Total interest income	1,960	1,446	5,242	4,206
Interest expense
Deposits	712	456	1,930	1,192
Mortgage escrow funds	3	3	8	8
Borrowings	-	-	100	-
Total interest expense	715	459	2,038	1,200

Net interest income	1,245	987	3,204	3,006
Provision for loan losses	30	-	30	-
Net interest income after provision for loan losses	1,215	987	3,174	3,006
Non-interest income
Fees and service charges	63	72	204	221
Other	1	1	8	7
Total non-interest income	64	73	212	228
Non-interest expense
Salaries and employee benefits	696	538	1,969	1,734
Net occupancy	156	103	457	391
Equipment	109	110	332	277
Professional fees	75	76	201	233
Advertising	27	54	58	76
Federal insurance premium	3	11	10	33
Directors' fees	30	47	91	140
Other insurance	16	21	60	52
Bank charges	16	12	48	74
Contributions	777	6	794	10
Other	80	52	187	181
Total non-interest expense	1,985	1,030	4,207	3,201
Income (loss) before income taxes	(706)	30	(821)	33
Income tax expense (benefit)	27	13	(8)	14
Net income (loss)	$(733)	$17	$(813)	$19

Net (loss) per common share
Basic	$(0.39)	N/A (a)	$(0.43)	N/A (a)
Weighted average number of common
shares outstanding
Basic	1,891,437	N/A (a)	1,891,026	N/A (a)
(a) Converted to stock form on April 4, 2007

See notes to consolidated financial statements.

CMS Bancorp, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Net income (loss)	$(733)	$17	$(813)	$19

Other comprehensive income (loss),
net of income taxes
Gross unrealized holding (loss) gain on
securities available for sale	6	(13)	17	(33)
Less deferred income taxes	2	(5)	7	(13)

Other comprehensive income (loss)	4	(8)	10	(20)

Comprehensive income (loss)	$(729)	$9	$(803)	$(1)

See notes to consolidated financial statements.

CMS Bancorp, Inc
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended June 30, 2007 and 2006
Unaudited (in thousands)

					Accumulated
		Additional		Unearned	Other
	Common	Paid-in	Retained	ESOP	Comprehensive
	Stock	Capital	Earnings	Shares	Income (Loss)	Total
Balance September 30, 2005	$-	$-	$8,392	$-	$(275)	$8,117
Net income			19			19
Other comprehensive (loss)					(20)	(20)

Balance June 30, 2006	$-	$-	$8,411	$-	$(295)	$8,116

Balance September 30, 2006	$-	$-	$8,444	$-	$(137)	$8,307
Net loss			(813)			(813)
Other comprehensive income					10	10
Issuance of common stock	21	18,534				18,555
Common stock issued to ESOP				(1,644)		(1,644)
ESOP shares committed for release		1		14		15

Balance June 30, 2006	$21	$18,535	$7,631	$(1,630)	$(127)	$24,430

See notes to consolidated financial statements.

CMS Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2007	2006
Cash flows from operating activities	(in thousands)
Net income (loss)	$(813)	$19
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation of premises and equipment	96	74
Amortization and accretion, net	56	34
Provision for loan losses	30	-
Deferred income taxes	(19)	23
Stock contributed to The Community Mutual Charitable Foundation	714	-
ESOP expense	15	-
(Increase) in interest receivable	(27)	(93)
Decrease (increase) in other assets	1,206	(520)
Increase in accrued interest payable	177	1
(Decrease) in other liabilities	(117)	(981)
Net cash provided from (used for) operating activities	1,318	(1,443)
Cash flows from investing activities
Purchases of securities available for sale	-	(4,007)
Proceeds from sales of securities available for sale	-	5
Proceeds from maturities of securities held to maturity	11,500	1,800
Principal repayments on securities available for sale	10	12
Principal repayments on securities held to maturity	25	40
Net (increase) in loans receivable	(23,523)	(11,033)
Additions to premises and equipment	(662)	(111)
Redemption of Federal Home Loan Bank of New York stock	151	605
Net cash (used in) investing activities	(12,499)	(12,689)
Cash flows from financing activities
Net increase in deposits	6,762	5,534
Proceeds from issuance of common stock	17,840	-
Stock issued to ESOP	(1,644)	-
Repayment of advances from Federal Home Loan Bank of New York	(4,204)	-
Net increase in payments by borrowers for taxes and insurance	340	620
Net cash provided by financing activities	19,094	6,154
Net (decrease) increase in cash and cash equivalents	7,913	(7,978)
Cash and cash equivalents - beginning	3,061	12,436
Cash and cash equivalents - ending	$10,974	$4,458
Supplemental information
Cash paid during the period for:
Interest on deposits and borrowings	$1,861	$1,199
Income taxes	$9	$711

See notes to consolidated financial statements.

CMS Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation, Reorganization and Initial Public Offering

The consolidated financial statements include the accounts of CMS Bancorp, Inc. (“CMS Bancorp” or the “Company”) and its wholly owned subsidiary, Community Mutual Savings Bank (the “Bank”).  The Company’s business is conducted principally through the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

On April 4, 2007 the Bank reorganized from a New York State-chartered mutual savings bank to a federally-chartered mutual savings bank and simultaneously converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, with the concurrent formation of a stock holding company which conducted a subscription offering with depositors of the Bank receiving first priority in the offering.  After the conversion and offering, all of the Bank’s stock is owned by CMS Bancorp.  In connection with the conversion and offering, CMS Bancorp issued 2,055,165 shares of common stock, consisting of 164,413 shares to the ESOP, 71,415 shares to The Community Mutual Charitable Foundation (the “Foundation”) and 1,819,337 shares to the public.  The net proceeds from the sale of shares amounted to $16,197,000, net of reorganization expenses of $1,997,000.  The management and business operations of the Bank continued unchanged after the conversion and offering.

2. Description of Operations

The Bank was originally chartered in 1887 as Community Savings and Loan, a New York State-chartered savings and loan association.  In 1980, it converted to a New York State-chartered savings bank and changed its name to Community Mutual Savings Bank of Southern New York.  In 1983, Community Mutual Savings Bank of Southern New York changed its name to Community Mutual Savings Bank.

The Bank is a community and customer oriented retail savings bank offering residential mortgage loans and traditional deposit products and, to a lesser extent, commercial real estate, small business and consumer loans in Westchester County, New York, and surrounding areas.  The Bank currently retains all of the loans that it originates.  The Bank also invests in various types of assets, including securities of various government-sponsored enterprises and mortgage-backed securities.

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

3. Basis of Presentation

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months and nine months ended June 30, 2007 and 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year.

4. Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies.  Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses.  Determining the amount of this allowance necessarily involves a high degree of judgment.  Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio.  While there has been no material shift in the loan portfolio, delinquency levels, loss experience, economic conditions or other factors, the portfolio grew by $17.0 million during the quarter ended June 30, 2007 and as a result, $30,000 was added to the allowance for loan losses of June 30, 2007.  The Company has allocated the allowance among categories of loan types as well as classification status at each period end date.  Assumptions and allocation percentages based on loan types and classification status have been consistently applied.  Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in market and economic conditions in the Company’s market.  In addition, the regulatory authorities, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations.

5. Net Income (Loss) Per Share

Basic net income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding adjusted for unearned shares of the Employee Stock Ownership Plan (“ESOP”).  For the three month and nine month periods ended June 30, 2007, net income (loss) was based on net income (loss) for the entire period, although the Bank converted to a stock company on April 3, 2007.  The weighted average number of shares outstanding was computed as if the shares had been outstanding during the entire period.

6. Retirement Plans – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Service cost	$23	$27	$69	$80
Interest cost	40	46	120	140
Expected return on plan assets	(42)	(49)	(127)	(148)
Amortization of prior service cost	1	1	2	2
Amortization of unrecognized loss	8	10	26	31

Total	$30	$35	$90	$105

7. Effect of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company is currently evaluating the potential impact, if any, the adoption of FASB Statement No. 157 on our financial position, results of operations and cash flows.

On September 29, 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS 87 and SFAS 106, liabilities that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date, the date at which the benefit obligation and plan assets are measured is required to be the Company’s fiscal year end.  SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting (“SAB”) No. 108.  SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement.  Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet.  Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected.  SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach.  The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the Company’s financial condition or results of operations.

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company as of October 1, 2007.  The Company is evaluating the impact of adoption on its financial condition and statement of operations.

CMS Bancorp, Inc.
Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-QSB contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements.  Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates.  These factors include, but are not limited to:

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

General

The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest income it earns on its loans and investments and the interest it pays on its deposits and other interest-bearing liabilities.  Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances.  The Company’s operations are also affected by non-interest income, such as service fees and gains and losses on sales of securities, the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy costs, and other general and administrative expenses.  In general, financial institutions such as the Company are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government.  Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability.  The Company’s operations and lending activities are principally concentrated in Westchester County, New York, and its operations and earnings are influenced by the economics of the area in which it operates.  Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in the Company’s primary market area.

Our net interest income may be affected by market interest rate changes.  Increases in short-term interest rates, as a result of increases in the Federal Funds rate, without a corresponding increase in long-term interest rates, have resulted and may continue to result in an increase in interest expense and reduction in net interest income in the future.  The effect of the flattening or inverted interest rate yield curve could decrease our ability to invest the net proceeds of the offering and reinvest proceeds from loan and investment repayments at higher interest rates.  Our cost of funds has increased faster than our yield on loans and investments, due to the longer-term nature of our interest-earning assets and the inverted yield curve.

In order to grow and diversify in the current yield curve environment, the Company seeks to continue to grow its multi-family, non-residential, construction, home equity and commercial loans by targeting these markets in Westchester County and surrounding areas as a means to increase the yield on and diversify its loan portfolio, build transactional deposit account relationships and, depending on market conditions, sell a portion of the fixed rate residential real estate loans to a third party in order to diversify its loan portfolio, increase fee income and reduce interest rate risk.

To the extent the Company increases its investment in construction or development, consumer and commercial loans, which are considered greater risks than one- to four-family residential loans, the Company’s provision for loan losses may increase to reflect this increased risk, which could cause a reduction in the Company’s income.

Overview

The Company seeks to differentiate itself from its competition by providing superior, highly personalized and prompt service with competitive fees and rates to its customers.  Historically, the Company has been a community-oriented retail savings bank offering residential mortgage loans and traditional deposit products and, to a lesser extent, commercial real estate, small business and consumer loans in Westchester County, New York, and surrounding areas.

The Company has adopted a strategic plan that focuses on growth in the traditional one- to four-family real estate lending market as well as diversification of the loan portfolio into higher yield multi-family, non-residential, construction and commercial loan markets.  The Company’s strategic plan also calls for increasing deposit relationships and broadening its product lines and services.  The Company believes that this business strategy is best for its long term success and viability, and complements its existing commitment to high quality customer service.

In connection with its overall growth strategy, the Company seeks to:

•
continue to grow its commercial and industrial loan and commercial real estate loan portfolio by targeting commercial businesses in Westchester County and surrounding areas as a means to increase the yield on and diversify its loan portfolio and build transactional deposit account relationships;

•	focus on expanding its retail banking franchise and increasing the number of households served within its market area; and

•
depending on market conditions, sell a portion of the fixed rate residential real estate loans to a third party, in order to diversify its loan portfolio, increase fee income and reduce interest rate risk.

Comparison of Financial Condition at June 30, 2007 to September 30, 2006

Total assets increased by $19,080,000, or 15.6%, to $141,608,000 at June 30, 2007 from $122,528,000 at September 30, 2006, principally as a result of the sale of CMS Bancorp common stock and higher deposit balances, which were used to fund loan growth and repay advances from the Federal Home Loan Bank of New York.  During the nine months ended June 30, 2007, cash and cash equivalents increased by $7,913,000, from $3,061,000 at September 30, 2006 to $10,974,000 at June 30, 2007.  The increase in cash and cash equivalents was due to the funds received for the sale of common stock in our initial public stock offering which was completed in April 2007.

In the nine months ended June 30, 2007, securities held to maturity declined by $11,525,000 from $15,211,000 at September 30, 2006 to $3,686,000 at June 30, 2007 as investments in U.S. Government Agency bonds matured.

Loans receivable were $120,154,000 and $96,732,000 at June 30, 2007 and September 30, 2006, respectively, representing an increase of $23,422,000, or 24.2%. The increase in loans resulted from originations of one-to four family mortgage loans as well as higher utilization of home equity lines of credit and originations of building, cooperative apartment, consumer and commercial real estate loans.  The increase in loans receivable was funded from the proceeds of the sale of CMS Bancorp common stock, maturities of held to maturity securities and higher deposit balances.

The increase in premises and equipment from $686,000 at September 30, 2006 to $1,252,000 at June 30, 2007 includes the modernization of the Mount Vernon branch and upgrades to the technology infrastructure.  Other assets decreased from $1,762,000 at September 30, 2006 to $568,000 at June 30, 2007 as a result of deferred stock offering costs associated with the initial public offering, which were reclassified to stockholders’ equity and deducted from the proceeds of the shares sold in the conversion.  At September 30, 2006, deferred stock offering costs in the amount of $817,000 were incurred and included in other assets.

Deposits increased by $6,762,000, or 6.2% from $108,784,000 as of September 30, 2006 to $115,546,000 as of June 30, 2007.  Depositors used $1,324,000 of deposits to purchase common stock of CMS Bancorp in the conversion. The increase in deposits resulted from competitive market interest rates which attracted deposits in the certificate of deposit and money market deposit categories.

Federal Home Loan Bank of New York (“FHLB”) borrowings of $4,204,000 as of September 30, 2006 had been repaid as of June 30, 2007.  The increase in advance payments by borrowers for taxes and insurance of $340,000, from $245,000 at September 30, 2006 to $585,000 at June 30, 2007 represents the normal accumulation of these funds before tax and insurance payments are made on behalf of borrowers.

Stockholders’ equity increased from $8,307,000 at September 30, 2006 to $24,430,000 at June 30, 2007 as a result of the sale of CMS Bancorp common stock in the conversion, offset by the $813,000 net loss incurred during the period.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

General. The Company incurred a net loss of $733,000 for the three months ended June 30, 2007, compared to net income of $17,000 for the three months ended June 30, 2006.  The increase in the net loss primarily reflects an increase in net interest income after provision for loan losses, which was partially offset by a one-time increase in non-interest expenses.  Non-interest expenses in the three month period ended June 30, 2007 includes the donation of $774,000 in cash and CMS Bancorp stock to the Foundation.

Interest Income. Interest income increased $514,000, or 35.5%, to $1,960,000 for the three months ended June 30, 2007 from $1,446,000 for the three months ended June 30, 2006.  The increase in interest income is due to increases of $384,000 in interest income from loans and $223,000 in interest on Federal funds sold and other interest earning assets, offset by a $93,000 decrease in interest income from securities.

Interest income from loans increased by $384,000, or 31.5%, to $1,603,000 for the three months ended June 30, 2007 from $1,219,000 for the three months ended June 31, 2006.  The increase was due to a $22.2 million, or 25.6%, increase in the average balance of loans to $108.9 million in the three months ended June 30, 2007 from $86.7 million in the three months ended June 30, 2006 and an increase in the average yield to 5.89% from 5.62%, as additions to the loan portfolio were made at interest rates that were higher than the interest rate on the overall portfolio.  The $22.2 million increase in average balances includes a $15.0 million increase in the conventional one- to four-family residential mortgage portfolio and $2.5 million increase in the home equity category.

Interest income from securities decreased by $93,000, or 49.2%, to $96,000 for the three months ended June 30, 2007 from $189,000 for the three months ended June 31, 2006.  The decrease in interest income from securities was due to maturities of U.S. Government Agency bonds which caused the average balance to decrease by $13.6 million in the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006.  The impact of the bond maturities was partially offset by an increase in the average yield on securities of 4.11% for the quarter ended June 30, 2007 and 3.29% for the quarter ended June 30, 2006, as the result of maturities of bonds with lower yields.

Interest income from federal funds sold and other interest earning assets increased by $223,000 from $38,000 in the three months ended June 30, 2006 to $261,000 in the three months ended June 30, 2007.  The average balance of federal funds sold and other interest earning assets increased by $16.7 million from $3.1 million in the three month ended June 30, 2006 to $19.9 million in the three months ended June 30, 2007 and the average yield rose from 4.83% to 5.25% in three month periods ended June 30, 2006 and 2007 respectively.  The average balance and interest income from federal funds sold and other interest earning assets in the three months ended June 30, 2007 benefited from proceeds received for purchases of CMS Bancorp common stock.

Interest Expense. Interest expense on deposits (including mortgage escrow funds) increased by $256,000, or 55.8%, to $715,000 in the three month period ended June 30, 2007 compared to $459,000 in the comparable 2006 period.  The increase in interest expense on deposits resulted from an increase in the average cost of interest bearing deposits to 2.81% in the three months ended June 30, 2007 from 1.86% in 2006, reflecting higher market interest rates, a shift in deposits from lower cost savings accounts to higher cost time deposits, existing low cost time deposits maturing and re-pricing into higher rate time deposit products and higher money market balances and interest rates.  In addition average interest bearing deposit balances were $102.0 million in the three months ended June 30, 2007 compared to $98.5 million in 2006.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  The same methodology and generally similar assumptions were used in assessing the allowance for both periods.

The allowance for loan losses was $245,000, or 0.20% of gross loans outstanding, at June 30, 2007, compared to $215,000, or 0.22% of gross loans outstanding, at June 30, 2006.  The level of the allowance for loan losses is based on estimates and the ultimate losses may vary from the estimates.  Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio.  While there has been no material shift in the loan portfolio, delinquency levels, loss experience, economic conditions or other factors, the portfolio grew by $17.0 million during the quarter ended June 30, 2007 and as a result, $30,000 was added to the allowance for loan losses of June 30, 2007.  The Company has allocated the allowance among categories of loan types as well as classification status at each period end date.  Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

Net Interest Income. Net interest income increased $258,000, or 26.1%, to $1,245,000 for the three months ended June 30, 2007 from $987,000 for the three months ended June 30, 2006.  Increases in both average interest-earning assets and the yield on those assets in the three months ended June 30, 2007 as compared to 2006 were offset by increases in the cost of interest-bearing liabilities and increases in average deposit balances.  The average rate on deposit liabilities rose in response to local market conditions and from the change in the composition of deposits in 2007, as well as increases in the federal funds rate during the three months ended June 30, 2006.

The federal funds rate increased from 4.75% to 5.25% during the three month period ended June 30, 2006 and has remained at that level since.  The interest rate on 10-year Treasury notes, from which the Company generally prices conventional mortgages, was below the federal funds rate for both periods.  The negative impact on net interest income of the flattening, and at time inverted interest rate yield curve was mitigated by reinvesting the proceeds of maturing lower yielding securities and other interest-earning assets into higher yielding loans, as well as diversifying the loan portfolio into higher yielding multi-family, non-residential, construction, home equity and commercial real estate loans.  Increases in short-term interest rates without a corresponding increase in long-term interest rates have resulted, and may continue to result in an increase in interest expense and a reduction in net interest income in the future.

Non-interest Income. Non-interest income of $64,000 in the three months ended June 30, 2007 was lower than the comparable 2006 amount as a result of lower customer fees and service charges.

Non-interest Expenses. Non-interest expenses were $1,985,000 and $1,030,000 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $955,000, or 92.7%.  Higher salaries and benefits ($158,000), net occupancy costs ($53,000) and higher contributions ($771,000) were partially offset by lower advertising ($27,000) and lower directors’ fees ($17,000) in the three months ended June 30, 2007.  Additions to staff in the lending area and investments in infrastructure and technology, along with upgrades to back office processes and services and products for customers resulted in higher salaries and costs.  A contribution of $774,000 to the Foundation, made in connection with the conversion and offering of CMS Bancorp common stock resulted in the increase in contributions.

Income Tax Expense (Benefit). Income tax expense was $27,000 in the three month period ended June 30, 2007 compared to $13,000 in the comparable 2006 period.  The tax provision (benefit) is recorded based on reported income (loss), at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes.  Deductions for contributions are limited to 10% of pre-tax income before the contribution and any unused charitable contribution can be carried forward for five years.  The ability to realize sufficient future profits to utilize the contribution carryforward cannot be assured and as a result, the tax benefit of the contribution carryforward was not recognized by the Company by providing for a valuation allowance.  The effective tax rates in future periods could be reduced if earnings in those periods are sufficient to utilize any portion of the contribution carryforward.  The effective tax rate in the three month period ended June 30, 2006 was higher than the statutory rate as a result of providing for New York State minimum taxes.

Comparison of Operating Results for the Nine Months Ended June 30, 2007 and 2006

General. For the nine months ended June 30, 2007, the Company had a net loss of $813,000 compared to net income of $19,000 in the nine months ended June 30, 2006.  The net loss in the 2007 period reflects a one-time increase in non-interest expense due to the contribution of $774,000 to the Foundation, partially offset by an increase in net interest income.

Interest Income. Interest income increased $1,036,000, or 24.6%, to $5,242,000 for the nine months ended June 30, 2007 from $4,206,000 for the nine months ended June 30, 2006.  The increase in interest income is due to increases of $1,035,000 in interest income from loans and $174,000 on federal funds sold and other interest earning assets offset by a decrease in interest income from securities of $173,000.

Interest income from loans increased by $1,035,000, or 29.9%, to $4,491,000 for the nine months ended June 30, 2007 from $3,456,000 for the nine months ended June 30, 2006.  The increase was due to a $19.8 million, or 23.7%, increase in the average balance of loans to $103.0 million in the nine months ended June 30, 2007 from $83.2 million in the nine months ended June 30, 2006 and an increase in the average yield to 5.82% from 5.54%, as additions to the loan portfolio were made at interest rates which were higher than the interest rate on the overall portfolio.  Of the increase in average loan balances of $19.8 million, $13.7 million was in the conventional one- to four-family residential mortgage portfolio.

Interest income from securities decreased by $173,000, or 30.5%, to $394,000 for the nine months ended June 30, 2007 from $567,000 for the nine months ended June 30, 2006.  The decrease in interest income from securities was due to maturities of U.S. Government Agency bonds which caused the average balance to decrease by $8.7 million to $14.4 million for the nine months ended June 30, 2007 from $23.1 million for the nine months ended June 30, 2006.  The impact of the bond maturities was partially offset by an increase in the average yield on securities of 3.28% for the nine months ended June 30, 2006 and 3.66% for the nine months ended June 30, 2007, as the result of maturities of bonds with lower yields.

Interest income from federal funds sold and other interest earning assets increased by $174,000, from $183,000 in the nine months ended June 30, 2006 to $357,000 in the nine months ended June 30, 2007.  The average balance of federal funds sold and other interest earning assets increased by $3.4 million, from $5.8 million in the nine month ended June 30, 2006 to $9.2 million in the nine months ended June 30, 2007 as a result of investing the proceeds from the sale of CMS Bancorp stock.  The average yield also increased from 4.18% to 5.19% in nine month periods ended June 30, 2006 and 2007, respectively as a result of increases in the federal funds interest rates.

Interest Expense. Total interest expense increased $838,000, or 69.8%, to $2,038,000 for the nine months ended June 30, 2007, from $1,200,000 for the nine months ended June 30, 2006.  Interest expense on deposits increased by $738,000 or 61.9%, to $1,930,000 in 2007 compared to $1,192,000 in the comparable 2006 period.  The increase in interest expense on deposits resulted from an increase in the average cost of interest bearing deposits to 2.64% in the nine months ended June 30, 2007 from 1.65% in 2006, reflecting higher market interest rates, a shift in deposits from lower cost savings accounts to higher cost time deposits, existing low cost time deposits maturing and re-pricing into higher rate time deposit products and higher money market balances and rates.  Average interest bearing deposit balances were $97.7 million in the nine months ended June 30, 2007 compared to $97.1 million in 2006.  Interest expense on borrowed money was $100,000 in the nine months ended June 30, 2007 as borrowings from the Federal Home Loan Company of New York were used to fund loan growth.

Provision for Loan Losses. The allowance for loan losses was $245,000, or 0.20% of gross loans outstanding, at June 30, 2007, compared to $215,000, or 0.22% of gross loans outstanding, at June 30, 2006.  The level of the allowance for loan losses is based on estimates and the ultimate losses may vary from the estimates.  Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio.  While there has been no material shift in the loan portfolio, delinquency levels, loss experience, economic conditions or other factors, the portfolio grew by $23.4 million during the nine month period ended June 30, 2007 and as a result, $30,000 was added to the allowance for loan losses of June 30, 2007.  The Company has allocated the allowance among categories of loan types as well as classification status at each period end date.  Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages.

Net Interest Income. Net interest income increased $198,000, or 6.6%, to $3,204,000 for the nine months ended June 30, 2007 from $3,006,000 for the nine months ended June 30, 2006.  Increases in both average interest-earning assets and the yield on those assets in the nine months ended June 30, 2007, compared to 2006 were partially offset by increases in the cost of interest-bearing liabilities, and to a lesser degree, increases in interest-bearing deposit balances and borrowing from the Federal Home Loan Bank of New York.

The Federal funds rate increased from 3.75% at September 30, 2005 to 5.25% in June 2006 and has remained at that level since.  The interest rate on 10-year Treasury notes, from which the Company generally prices conventional mortgages, was below the federal funds rate for both periods.  The negative impact on net interest income of the flattening, and at time inverted interest rate yield curve was mitigated by reinvesting the proceeds of maturing lower yielding securities and other interest-earning assets into higher yielding loans, as well as diversifying the loan portfolio into higher yielding multi-family, non-residential, construction, home equity and commercial real estate loans.  Increases in short term interest rates without a corresponding increase in long term interest rates have resulted, and may continue to result in an increase in interest

Non-interest Income. Non-interest income of $212,000 in the nine months ended June 30, 2007 was lower than the comparable 2006 amount as a result of lower customer fees and service charges.

Non-interest Expenses. Non-interest expenses were $4,207,000 and $3,201,000 for the nine months ended June 30, 2007 and 2006, respectively, representing an increase of $1,006,000 or 31.4%.  Higher salaries and benefits ($235,000), occupancy ($66,000) and equipment costs ($55,000) in the nine months ended June 30, 2007 resulted from investments in upgrading infrastructure, processes, technology and personnel.  A contribution of $774,000 to the Foundation, made in connection with the conversion and offering of CMS Bancorp common stock resulted in the increase in contributions.  These increases were partially offset by lower professional fees ($32,000), lower advertising ($18,000), lower FDIC insurance premiums ($23,000), lower directors’ fees ($49,000) and lower bank charges ($26,000).

Income Tax Expense (Benefit). The income tax benefit was $8,000 in the nine month period ended June 30, 2007 compared to an income tax expense of $14,000 in the comparable 2006 period.  The tax provision (benefit) is recorded based on reported income (loss), at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes.  Deductions for contributions are limited to 10% of pre-tax income before the contribution and any unused charitable contribution can be carried forward for five years.  The ability to realize sufficient future profits to utilize the contribution carryforward cannot be assured and as a result, the tax benefit of the contribution carryforward was not recognized by the Company by providing for a valuation allowance.  The effective tax rates in future periods could be reduced if earnings in those periods are sufficient to utilize any portion of the contribution carryforward.  The effective tax rate in the nine month period ended June 30, 2006 was higher than the statutory rate as a result of providing for New York State minimum taxes.

Management of Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a significant portion of its assets and liabilities.  Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those which possess a short term maturity.  Interest rates are highly sensitive to factors that are beyond the Company’s control, including general economic conditions, inflation, changes in the slope of the yield curve, monetary and fiscal policies of the federal government and the regulatory policies of government authorities.  Due to the nature of the Company’s operations, it is not subject to foreign currency exchange or commodity price risk.  Instead, the Company’s real estate loan portfolio, concentrated in Westchester County, New York, is subject to the risks associated with the economic conditions prevailing in its market area.

The primary goals of the Company’s interest rate management strategy are to determine the appropriate level of risk given the business strategy and then manage that risk so as to reduce the exposure of the Company’s net interest income to fluctuations in interest rates.  Historically, lending activities have been dominated by one- to four-family real estate mortgage loans.  The primary source of funds has been deposits which have substantially shorter terms to maturity than the loan portfolio, and as a result, the Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to limiting terms of fixed rate one- to four-family mortgage loan originations, which are retained in the Company’s portfolio; and emphasizing investments with short- and intermediate-term maturities of less than five years.

In addition, the actual amount of time before mortgage loans are repaid can be significantly impacted by changes in mortgage prepayment rates and market interest rates.  Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages.  However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition.  The Company monitors interest rate sensitivity so that it can make adjustments to its asset and liability mix on a timely basis.

Net Interest Income at Risk

The Company uses a simulation model to monitor interest rate risk.  This model reports the net interest income and net economic value at risk under different interest rate environments.  Specifically, an analysis is performed of changes in net interest income assuming changes in interest rates, both up and down from current rates over the three-year period following the current financial statements.

The changes in interest income and interest expense due to changes in interest rates reflect the interest sensitivity of the Company’s interest earning assets and interest bearing liabilities.  For example, in a rising interest rate environment, the interest income from an adjustable-rate mortgage will increase depending on its re-pricing characteristics while the interest income from a fixed rate loan would not increase until it was repaid and loaned out at a higher interest rate.

The table below sets forth the latest available estimated changes in net interest income, as of March 31, 2007 that would result from various basis point changes in interest rates over a twelve-month period.

Change in
Interest Rates	Net Interest Income
In Basis Points		Dollar	Percent
(Rate Shock)	Amount	Change	Change
	(Dollars in Thousands)

300	$4,933	$18	0.4%
200	4,929	14	0.3%
100	4,923	8	0.2%
Static	4,915	-	0.0%
-100	4,906	(9)	-0.2%
-200	4,658	(257)	-5.2%
-300	4,716	(199)	-4.0%

Liquidity and Capital Resources

The Company is required to maintain levels of liquid assets sufficient to ensure the Company’s safe and sound operation.  Liquidity is the ability to meet current and future financial obligations of a short-term nature.  The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings, when applicable, and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Company’s primary sources of funds are deposits, amortization and prepayments of loans, FHLB advances, maturities of investment securities and funds provided from operations.  While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition.  The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as federal funds and other interest earning assets.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds.  At June 30, 2007, the Company had no loans from the FHLB and an available line of credit of $31.7 million.

In the nine months ended June 30, 2007, net cash provided from operating activities was $1,318,000, compared to net cash used of $1,443,000 in the comparable 2006 period.  In the nine months ended June 30, 2007, the net loss of $813,000 was offset by the non-cash portion of the contribution to the Foundation and the decrease in other assets resulting from deferred stock offering costs associated with the initial public offering being reclassified to stockholders’ equity and deducted from the proceeds of the shares sold in the conversion.

In the nine months ended June 30, 2007 and 2006, investing activities used $12,499,000 and $12,689,000 of cash, respectively.  In the 2007 period, maturities of U.S. Government bonds of $11,500,000 and increases in deposit balances and the proceeds from the sale of CMS Bancorp common stock were used to fund net loan additions of $23,523,000 and additions to premises and equipment of $662,000.  In the nine months ended June 30, 2006, net loan increases used $11,033,000 of cash and net purchases of investment securities used $2,150,000 of cash.

Net cash provided by financing activities was $19,094,000 and $6,154,000 in the nine month periods ended June 30, 2007 and 2006, respectively.  In the 2007 period, increases in deposits of $6,762,000 and net proceeds from the sale of CMS Bancorp of $17,840,000, were partially offset by cash used to repay FHLB borrowings of $4,204,000.  In the 2006 period, higher deposits provided cash of $5,534,000.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments.  As of June 30, 2007, the Company had cash and cash equivalents of $10,974,000 and securities of $7,795,000.  At June 30, 2007, the Company has outstanding commitments to originate loans of $21.7 million and $9.5 million of undisbursed funds from approved lines of credit, principally under a homeowners’ equity line of credit lending program.  Certificates of deposit scheduled to mature in one year or less at June 30, 2007, totaled $45.1 million.  Management believes that, based upon its experience and the Company’s deposit flow history, a significant portion of such deposits will remain with the Company.

The Company had an unused overnight line of credit and an unused one month overnight repricing line of credit commitment with The Federal Home Loan Bank of New York which total $31.7 million.

The following table sets forth the Bank’s capital position at June 30, 2007, compared to the minimum regulatory capital requirements:

			To Be Well
			Capitalized
			Under Prompt
		Minimum	Corrective
	Actual	Requirement	Actions Provisions

Tier 1 leverage ratio	10.97%	4.00%	6.00%

Tier 1 risk-based capital ratio	20.48%	8.00%	10.00%

Total risk-based capital ratio	20.79%	4.00%	5.00%

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
CMS Bancorp, Inc.

Item 3. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
CMS Bancorp, Inc.
Part II
Item 1. Legal Proceedings

Community Mutual Savings Bank has been identified as a defendant in a lawsuit brought by two former employees, filed on August 2, 2007 in the United States District Court, Southern District of New York.  The plaintiffs claim the Bank violated sections of Title VII of the Civil Rights Act of 1964, the New York State Human Rights Law, the New York Executive Law, the Age Discrimination in Employment Act of 1967 and the Fair Labor Relations Act.  The plaintiffs are seeking compensatory and punitive damages, liquidated damages, overtime compensation and fees and costs totaling $3.75 million.  To date, the Bank has not been served with the complaint.  The plaintiffs previously filed a complaint with the Equal Employment Opportunity Commission (the “EEOC”) and the EEOC returned a “no-cause” determination in the Bank’s favor on April 27, 2007.  At this time, management does not believe that the resolution of this action will have a material effect on the consolidated financial statements of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits
The following Exhibits are filed as part of this report.

Exhibit No.	Description
2.1	Plan of Conversion and Stock Issuance of Community Mutual Savings Bank. (1)

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (1)

3.2	Bylaws of CMS Bancorp, Inc. (1)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan of CMS Bancorp, Inc. (1)

10.2	Form of Employment Agreement between John E. Ritacco and CMS Bancorp, Inc. (1)

10.3	Amended and Restated Employment Agreement between John E. Ritacco and Community Mutual Savings Bank. (1)

10.4	Form of Two-Year Change of Control Agreement by and among certain officers, Community Mutual Savings Bank and CMS Bancorp, Inc. (1)

10.5	Form of Amended and Restated Employment Agreement between John E. Ritacco and Community Mutual Savings Bank. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.
_____________________________
(1)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMS Bancorp, Inc

Date:	August 10, 2007	By:	/s/ JOHN RITACCO
		Name:	John Ritacco
		Title:	President and Chief Executive Officer

Date:	August 10, 2007	By:	/S/ STEPHEN DOWD
		Name:	Stephen Dowd
		Title:	Chief Financial Officer (Principal Accounting Officer)