Form 10KSB
period 2007-09-30
CMS Bancorp, Inc.
filed 2007-12-28
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

Commission file No. 001-33322

CMS BANCORP, INC.

(Exact name of small business issuer in its charter)

Delaware	20-8137247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Main Street White Plains, New York	10601
(Address of principal executive offices)	(Zip Code)

(914) 422-2700

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐     No  ☒

The issuer’s revenues for the fiscal year ended September 30, 2007 were $7.8 million.

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of December 11, 2007 was $18.3 million.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of the latest practicable date, the registrant had 2,055,165 shares of common stock, par value $0.01 per share, outstanding.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in the real estate market or local economy;

•	changes in interest rates;

•	changes in laws and regulations to which we are subject; and

•	competition in our primary market area.

Any or all of our forward-looking statements in this prospectus and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

CMS Bancorp, Inc. (“CMS Bancorp”) is a Delaware corporation that completed its initial public offering on April 3, 2007 in connection with the reorganization of Community Mutual Savings Bank (“Community Mutual”) from a New York state-chartered mutual savings bank into the federal stock savings bank form of organization. Pursuant to the reorganization, Community Mutual converted to a federal stock savings bank and became the wholly-owned subsidiary of CMS Bancorp. CMS Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “CMSB.”

CMS Bancorp’s principal business is its investment in Community Mutual. Community Mutual is headquartered in White Plains, New York and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the applicable legal limits and by the Deposit Insurance Fund. As a federal stock savings bank, Community Mutual is examined by the Office of Thrift Supervision (the “OTS”). Community Mutual conducts its operations mainly through its corporate office in White Plains, New York and five retail banking offices located in Westchester County, New York. Community Mutual’s principal business is accepting deposits from the general public and using those deposits to make residential loans, as well as, to a lesser extent, commercial real estate loans and consumer loans to individuals and small businesses primarily in Westchester County and the neighboring areas in New York State. Community Mutual currently invests in short- and medium-term marketable securities and other liquid investments.

Unless otherwise indicated, the information presented in this Annual Report on Form 10-KSB represents the consolidated activity of CMS Bancorp and Community Mutual for the year ended September 30, 2007.

At September 30, 2007, total assets were $173.5 million, deposits were $117.5 million and total stockholders’ equity was $24.4 million.

Business Strategy

Our mission is to operate and grow Community Mutual as a profitable community-oriented financial institution serving primarily individual customers and small businesses through retail operations in our market area. CMS Bancorp and Community Mutual believe that this business strategy is best for its long-term success and viability, and complements its existing commitment to high quality customer service. In connection with Community Mutual’s overall growth strategy, it seeks to:

•	capitalize on its knowledge of the local banking market;

•	continue to provide residential and non-residential mortgage loans, commercial and consumer loans and a variety of deposit products to its customer base;

•	offer competitive rates and develop customer relationships to attract new deposits and maintain its existing deposit base;

•	maintain strong asset quality;

•	build its brand identity and strengthen its bonds to the community by unifying its retail banking office appearance; and

•

meet the needs of its customers through a service-oriented approach to banking, which emphasizes delivering a consistent and quality level of professional service in the communities that Community Mutual serves.

Under its current management team, CMS Bancorp and Community Mutual are committed to making Community Mutual’s operations more efficient, controlling non-interest expense and implementing an aggressive sales and marketing culture that Community Mutual believes enhance productivity and loan originations and improve the operations of its retail banking office network.

Market Area

Community Mutual’s primary market area is Westchester County, New York, a northern suburb of New York City. Community Mutual conducts its retail banking operations from its corporate office located in White Plains, the county seat for Westchester, and five retail banking offices located in Eastchester, Greenburgh, Mount Vernon, Silver Lake and White Plains, New York.

The Westchester market area, with a population of approximately 950,000, is characterized by a thriving, vibrant and affluent suburban economy. Westchester is one of the state’s wealthiest counties, with a per capita personal income of $58,592, the eighth highest in the United States, as of April 2007. Westchester County is the headquarters location of more than 170 businesses, including household names like Pepsico, Inc. and IBM Corporation.

Competition

Community Mutual faces intense competition in its market area both in making loans and attracting deposits. New York has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in New York and surrounding states. The Westchester County deposit market is highly competitive and includes the largest banks in the country. Some of these competitors have significant resources, more capital, extensive branch and automated teller machine networks and established customer bases and may offer services that Community Mutual does not provide. For example, Community Mutual does not provide trust or investment services or credit cards, and does not yet provide online banking services through home computers. Customers who seek “one-stop shopping” may be drawn to Community Mutual’s competitors. Community Mutual faces additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, mutual funds, and insurance companies.

Lending Activities

Loan Portfolio Composition. Community Mutual has a long standing commitment to originating for portfolio residential loans and, to a lesser extent, commercial real estate and commercial and consumer loans. At September 30, 2007, Community Mutual had total loans of $145.9 million, of which $131.6 million, or 90.2%, were one- to four-family residential mortgages. Of these one- to four-family residential mortgage loans outstanding at that date, 90.7% were fixed-rate loans and 9.3% were adjustable-rate mortgage loans. Community Mutual’s residential loan origination activity is primarily concentrated in Westchester County, New York. At September 30, 2007, 74.3% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in Westchester County, 18.5% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in Putnam, Rockland, Dutchess and the Bronx counties and 5.5% of the dollar amount loans secured by property located outside of the state of New York.

Community Mutual also originates multi-family, non-residential, construction, home equity and second mortgage loans both within and outside of Westchester County, New York. At September 30, 2007, Community Mutual had $13.3 million, or 9.1% of total loans, in these loan categories.

As of September 30, 2007, Community Mutual’s loan portfolio also included commercial and consumer loans of $1.0 million, or 1.0%, of Community Mutual’s loan portfolio.

The following table sets forth the composition of Community Mutual’s mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.

	At September 30,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
One- to four-family	$131,579	90.21%	$86,774	90.09%
Multi-family	1,509	1.03%	1,757	1.82%
Non-residential	2,879	1.97%	1,145	1.19%
Construction	954	0.65%	250	0.26%
Equity and second mortgages	7,974	5.48%	5,646	5.87%

Total real estate loans	144,895	99.34%	95,572	99.23%

Commercial loans	500	0.35%	550	0.57%

Consumer:
Passbook	424	0.29%	151	0.15%
Student loans	20	0.01%	26	0.03%
Checking overdraft	15	0.01%	18	0.02%

Total other loans	459	0.31%	195	0.20%

Total Loans	145,854	100.0%	96,317	100.00%

Allowance for loan losses	(269)		(216)
Net deferred origination costs and fees	1,116		631

Total loans receivable, net	$146,701		$96,732

Loan Maturity. The following tables present the contractual maturity of Community Mutual’s loans and the dollars amounts of all loans and whether these loans have fixed or adjustable interest rates at September 30, 2007. The table does not include the effect of prepayments or scheduled principal amortization.

	At September 30, 2007
	One- to four- family	Multi- family	Non- residential	Construction	Equity and second mortgages	Other	Total
	(Dollars in thousands)
Amount due:
One year or less	$7	$—	$—	$—	$25	$691	$723

More than one year to three years	83	37	75	954	—	136	1,285
More than three years to five years	336	—	697	—	—	132	1,165
More than five years to ten years	10,541	—	381	—	79	—	11,001
More than ten years to twenty years	24,413	—	1,066	—	4,328	—	29,807
More than twenty years	96,199	1,472	660	—	3,542	—	101,873

Total due after one year	131,572	1,509	2,879	954	7,949	268	145,131

Total due:	$131,579	$1,509	$2,879	$954	$7,974	$959	145,854

Allowance for loan losses							(269)
Net deferred origination costs and fees							1,116

Loans receivable, net							$146,701

Amount due after one year:
Fixed rate	$119,311	$37	$1,065	$—	$3,992	$268	$124,673
Adjustable rate	$12,261	$1,472	$1,814	$954	$3,957	$—	$20,458

The following table presents Community Mutual’s loan originations, purchases, sales and principal repayments for the periods indicated.

	For the Years Ended September 30,
	2007	2006
	(Dollars in thousands)
Loans receivable, at beginning of period	$96,317	$79,110

Originations by type:
One- to four-family	51,089	23,705
Home equity (net increase)	2,573	429
Other	4,399	3,340

Total originations	58,061	27,474

Principal payments	(8,524)	(10,267)

Loans receivable, at end of period	$145,854	$96,317

Residential Mortgage Lending. Community Mutual emphasizes the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner. As of September 30, 2007, loans on one- to four-family residential properties accounted for $131.6 million, or 90.2%, of its total loan portfolio. Of residential mortgage loans outstanding on that date, 90.7% were fixed rate loans and 9.3% were adjustable-rate loans.

Most of Community Mutual’s loan originations are from existing or past customers, members of its local communities or referrals from local real estate agents, attorneys, brokers and builders. Community Mutual believes that its retail banking offices are a significant source of new loan generation.

Community Mutual’s mortgage loan originations are generally for terms from 15 to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty generally after the first year of the loan. Conventional residential mortgage loans granted by Community Mutual customarily contain “due-on-sale” clauses, which permit Community Mutual to accelerate the indebtedness of the loan upon transfer of ownership of the mortgage property.

Community Mutual offers conventional mortgage loans for terms of up to 30 years using standard documents. Community Mutual lends up to a maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties of 80% of the lesser of the appraised value or purchase price of the property.

Community Mutual also offers adjustable-rate mortgage loans with a maximum term of 30 years. Adjustable-rate loans offered by Community Mutual include loans which provide for an interest rate which is based on the interest paid on U.S. Treasury securities of corresponding terms plus a margin of up to 2.5%. Community Mutual currently offers adjustable-rate loans with initial rates below those that would prevail under the foregoing computations, based upon its determination of market factors and competitive rates for adjustable-rate loans in its market area. For adjustable-rate loans, borrowers are qualified at the initial rate at the time of origination.

Community Mutual’s adjustable-rate mortgages include limits on increase or decrease in the interest rate of the loan. The interest rate generally may increase or decrease by a maximum 2.0% per adjustment with a ceiling rate over the life of the loan. The retention of adjustable-rate mortgage loans in Community Mutual’s loan portfolio helps reduce exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

During the year ended September 30, 2007, Community Mutual originated $7.5 million in adjustable-rate mortgage loans and $43.6 million in fixed-rate loans. Community Mutual does not conduct any sub-prime residential mortgage lending activities.

Multi-family Real Estate Loans. Community Mutual actively seeks opportunities to make loans secured by real estate improved with multi-family (five or more units) buildings.

Home Equity Loans and Lines of Credit. Community Mutual offers home equity loans and lines of credit that are secured by the borrower’s primary residence. Community Mutual’s home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity loans and lines of credit are offered with terms up to 25 years. Community Mutual’s home equity loans and home equity lines of credit are originated with either fixed rates of interest or adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten under the same criteria that Community Mutual uses to underwrite one- to four-family loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing mortgage loan. At the time that Community Mutual closes a home equity loan or line of credit, it records a mortgage to perfect its security interest in the underlying collateral. At September 30, 2007, the outstanding balances of home equity loans and lines of credit totaled $8.0 million, or 5.5% of its loan portfolio. Of these loans, $4.0 million had adjustable rates of interest and $4.0 million were fixed interest rules.

Non-Residential Real Estate Loans. In underwriting non-residential real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition. At September 30, 2007, Community Mutual’s non-residential real estate loan portfolio consisted of 5 loans totaling $2.9 million, or 2.0% of total loans. The non-residential real estate portfolio consists of loans that are collateralized by properties in Community Mutual’s normal lending area. Community Mutual lends up to a maximum loan-to-value ratio of 80% on commercial properties and usually requires a minimum debt coverage ratio of 1.2 times the net operating income of the property.

Non-residential real estate lending involves additional risks compared with one- to four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, non-residential real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Community Mutual’s loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk.

Because of increased risks associated with non-residential real estate loans, these loans generally have a higher rate and shorter term than residential mortgage loans. Non-residential real estate loans are generally offered at variable rates tied to prime rate or a U.S. Treasury rate. The term of such loans generally does not exceed 20 years.

Commercial Loans. In addition to non-residential real estate loans, Community Mutual also engages in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At September 30, 2007, Community Mutual’s commercial loan portfolio consisted of one loan, totaling $500,000.

Unless otherwise structured as a mortgage on commercial real estate, such loans generally are limited to terms of five years or less and have variable interest rates tied to the prime rate. Whenever possible, Community Mutual collateralizes these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages.

Commercial loans are generally considered to involve a higher degree of risk than residential mortgage loans. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. Community Mutual utilizes the services of an outside consultant to conduct on-site reviews of the commercial loan portfolio to ensure adherence to underwriting standards and policy requirements.

Consumer Loans. Community Mutual offers a variety of consumer loans to meet customer demand and the needs of the community and to increase the yield on its loan portfolio. At September 30, 2007, the consumer loan portfolio totaled $459,000, or 0.7%, of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. Community Mutual expects consumer lending to be an area of gradual lending growth, with installment loans continuing to account for the major portion of its consumer lending volume.

Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets. Despite these risks, Community Mutual’s level of consumer loan delinquencies generally has been low. No assurance can be given, however, that Community Mutual’s delinquency rate on consumer loans will continue to remain low in the future, or that Community Mutual will not incur future losses on these activities.

Loan Approval Procedures and Authority. Community Mutual’s lending policies provide that the maximum mortgage amount is 90% of Community Mutual’s legal lending limit ($2.1 million as of September 30, 2007), with minimum mortgage amounts generally limited to $100,000. Once Community Mutual receives a completed application, each qualifying application is presented to the Senior Lending Officer and the President and Chief Executive Officer; the Loan Committee (which consists of bank directors and officers); or the Board of Directors for approval depending upon the size of the loan and its conformity with lending policy.

The following describes Community Mutual’s current lending procedures. Upon receipt of a completed loan application from a prospective borrower, Community Mutual orders a credit report and verifies certain other information and obtains additional financial or credit related information, as necessary. Community Mutual requires an appraisal for all mortgage loans including loans made to refinance existing mortgage loans. Appraisals are performed by licensed or certified third-party appraisal firms that have been approved by Community Mutual’s Management, Loan Committee, and Board of Directors. Community Mutual requires title insurance on all mortgage loans. Community Mutual also requires borrowers to obtain hazard insurance, and if applicable, will require borrowers to obtain flood insurance prior to closing. Borrowers are generally required to pay on a monthly basis together with each payment of principal and interest into a mortgage escrow account from which Community Mutual makes disbursements for items such as real estate taxes, flood insurance, and private mortgage insurance premiums, as required.

Asset Quality

One of Community Mutual’s key operating objectives has been and will continue to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties, Community Mutual has been proactive in addressing problem and non-performing assets. These strategies, as well as Community Mutual’s high proportion of one- to four-family mortgage loans, maintenance of sound credit standards for new loan originations and loan administration procedures, have resulted in historically low delinquency ratios and, in recent years, a reduction in non-performing assets. These factors have helped strengthen Community Mutual’s financial condition.

Delinquent Loans and Foreclosed Assets. When a borrower fails to make required payments on a loan, Community Mutual takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, Community Mutual’s mortgage servicing department is responsible for collection procedures from the 15th day up to the 120th day of delinquency. A reminder letter requesting prompt payment is sent on the 25th day of delinquency. At 30 days of delinquency, a late charge notice is sent, and Community Mutual also attempts to establish telephone contact with the borrower. If no contact is established, progressively stronger collection letters are sent on the 45th and 55th days of delinquency, followed by a second late charge notice on the 60th day of the delinquency. Between the 60th and 90th day of delinquency, if telephone contact has not been established or if there has been mail returned, the collector or his assistant makes a physical inspection of the property. When contact is made with the borrower at any time prior to foreclosure, Community Mutual attempts to obtain full payment of the amount delinquent or work out a repayment schedule with the borrower in order to avoid foreclosure. It has been Community Mutual’s experience that most loan delinquencies are cured with minimum loss.

Community Mutual sends the “right to cure” foreclosure notice when a loan is approximately 75 days delinquent. This contains a “right to cure” clause that gives Community Mutual’s customer the terms which must be met within 30 days of the date that the letter is sent in order to avoid foreclosure action. After this letter expires, the Senior Lending Officer sends the loan to Community Mutual’s Loan Committee for approval to foreclose. Community Mutual commences foreclosure if the loan is not brought current by the 120th day of delinquency unless specific limited circumstances warrant an exception. Community Mutual holds property foreclosed upon taking title as other real estate owned. Community Mutual carries foreclosed real estate at its fair market value less estimated selling costs. If a foreclosure action is commenced and the loan is brought current, paid in full or refinanced before the foreclosure sale, Community Mutual either sells the real property securing the loan at the foreclosure sale or sells the property as soon thereafter as practical. The collection procedures for Federal Housing Association and Veterans’ Administration one- to four-family residential mortgage loans follow the collection guidelines outlined by those agencies.

The collection procedures for consumer, commercial, and other loans, excluding student loans, include Community Mutual sending periodic late notices and letters to a borrower once a loan is past due. Community Mutual attempts to make direct contact with a borrower once a loan is 15 days past due. Community Mutual follows the same collection procedure as mortgages in its attempts to reach individuals by telephone and sending letters and notices. The Senior Lending Officer reviews loans 30 days or more delinquent on a regular basis. If collection activity is unsuccessful after 120 days, Community Mutual may charge off a loan and/or refer the matter to its legal counsel for further collection effort. Loans deemed uncollectable are proposed for charge-off. All loan charge-offs regardless of amount are approved by the Senior Lending Officer or the President. Charge-offs in excess of $2,500 must be approved by a second senior officer and reported to the Lending Committee at its next scheduled meeting. The collection procedures for guaranteed student loans follow those specified by federal and state guidelines.

Community Mutual’s policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and Community Mutual’s actions and plans to cure the delinquent status of the loans and to dispose of the real estate.

The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At September 30,
	2007	2006
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
Residential	$—	$—
Commercial real estate	—	—
Other loans:
Commercial loans	—	—
Consumer loans	—	1
Student loans	1	—

Total	$1	$1

Loans accounted for on a nonaccrual basis	$—	$—

With the exception of first mortgage loans insured or guaranteed by the Federal Housing Association or the Veterans’ Administration for which the borrower has obtained private mortgage insurance, Community Mutual stops accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. Community Mutual designates loans on which it stops accruing income as non-accrual loans and it reverse outstanding interest that it previously credited. Community Mutual may recognize income in the period that Community Mutual collects it, when the ultimate collectibility of principal is no longer in doubt. Community Mutual returns a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.

Community Mutual defines the population of impaired loans to be all non-accrual commercial real estate and commercial loans greater than $25,000. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. Community Mutual had no loans classified as impaired at September 30, 2007 or 2006. In addition, at September 30, 2007 and 2006, Community Mutual had no loans classified as troubled debt restructuring, respectively.

Foreclosed real estate consists of property acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Community Mutual has no foreclosed real estate.

Allowance for Loan Losses. The following table sets forth activity in Community Mutual’s allowance for loan losses and other ratios at or for the dates indicated.

	For the Years Ended September 30,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period:	$216	$238

Charge-offs:
One- to four-family	—	—
Multi-family	—	—
Commercial real estate	—	—
Home equity	—	—
Consumer	7	24
Unsecured	—	—

Total	7	24

Recoveries:
One- to four-family	—	—
Multi-family	—	—
Commercial real estate	—	—
Home equity	—	—
Consumer		2
Unsecured	—	—

Total	—	2

Net charge-offs/(recoveries)	7	22

Provisions charged to operations	60	—

Balance at end of period	$269	$216

Average loans outstanding	$111,089	$85,685

Ratio of (recoveries) net charge-offs during the period to average loans outstanding during the period	0.01%	0.03%

The allowance for loan losses is a valuation account that reflects Community Mutual’s evaluation of the losses inherent in its loan portfolio. Community Mutual maintains the allowance through provisions for loan losses that it charges to income. Community Mutual charges losses on loans against the allowance for loan losses when it believes that the collection of loan principal is unlikely.

Community Mutual’s evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured, and considers the following factors: Community Mutual’s historical loan loss experience, known and inherent risks in the loan portfolio, the estimated value of the underlying collateral and current economic and market trends. Although Community Mutual believes that it has established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review Community Mutual’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. Those agencies may require Community Mutual to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination. An increase in the allowance for loan losses would adversely affect Community Mutual’s results of operations

For the year ended September 30, 2007, Community Mutual increased its allowance for loan losses through a provision for loan losses based on its evaluation of the items discussed above.

Community Mutual believes that its allowance for loan losses adequately reflects the level of risk in its loan portfolio. Management identifies through normal internal credit review procedures potential problem loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. At September 30, 2007 and 2006, no loans had been identified as problem loans. Community Mutual will continue to be aggressive in identifying, monitoring and resolving potential problem loans.

The following table presents Community Mutual’s allocation of the allowance for loan losses by loan category and the percentage of loan in each category to total loans at the periods indicated.

	At September 30,
	2007			2006
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family	$44	$131,579	90.21%	$26	$86,774	90.10%
Multi-family	5	1,509	1.03%	6	1,757	1.82%
Non-Residential	10	2,879	1.97%	30	1,145	1.19%
Construction	57	954	0.65%	7	250	0.26%
Equity & Second	55	7,974	5.48%	47	5,646	5.86%

	171	144,895	99.34%	116	95,572	99.23%
Commercial	30	500	0.35%	15	550	0.57%
Consumer	68	459	0.32%	25	195	0.20%
Unallocated	—	—	—	60	—	—

Total	$269	$145,854	100.00%	$216	$96,317	100.00%

Investment Activities

The Board of Directors reviews and approves Community Mutual’s asset liability policy on an annual basis. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on established guidelines within the written policy.

Community Mutual’s asset liability policy is designed primarily to manage the interest rate sensitivity of its assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement its lending activities and to provide and maintain liquidity within established guidelines. In establishing its investment strategies, Community Mutual considers its interest rate sensitivity, the types of securities to be held, liquidity and other factors. Federally chartered savings banks have authority to invest in various types of assets, including securities of various government-sponsored enterprises, mortgage-backed securities, certain time deposits of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks and corporate debt instruments.

Securities Portfolio. Community Mutual classifies securities as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. At September 30, 2007, held to maturity securities totaled $2.4 million, or 10.9%, of the total securities portfolio, and available for sale investments totaled $2.1 million, or 9.4%, of Community Mutual’s total securities portfolio. The balance of securities consist of Federal funds sold and other interest earning deposits, and Federal Home Loan Bank of New York stock.

Community Mutual’s investment securities consist of fixed-rate government-sponsored enterprise securities that have maturities of less than five years and fixed-rate mortgage-backed securities, all of which are directly or indirectly insured or guaranteed by the Federal National Mortgage Association or the Government National Mortgage Association.

The following table sets forth the composition of Community Mutual’s securities portfolio at the dates indicated.

	At September 30,
	2007		2006
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities:
Government National Mortgage Corporation	$75	0.32%	$84	0.42%
Federal agency obligations	2,041	9.08%	4,003	20.01%

Total securities available for sale	2,116	9.40%	4,087	20.43%

Securities held to maturity:
Federal agency obligations	2,200	9.79%	14,931	74.65%
Mortgage-backed securities:
Federal National Mortgage Association	1	0.00%	2	0.01%
Government National Mortgage Association	248	1.10%	278	1.39%

Total securities held to maturity	2,449	10.89%	15,211	76.05%

Other interest-earning assets:
Federal Home Loan Bank of New York stock	1,550	6.89%	351	1.75%
Federal funds sold	13,100	58.25%	—	0.00%
Interest-earning deposits	3,276	14.57%	352	1.76%

Total other interest-earning assets	17,926	79.71%	703	3.51%

Total	$22,491	100.00%	$20,001	100.00%

Securities Portfolio Maturities. The following table sets forth the scheduled maturities and weighted average yields for Community Mutual’s available for sale and held to maturity investment securities at September 30, 2007. Actual maturities could differ.

	At September 30, 2007
	Amount Maturing
	Within One Year	% of Total	Weighted Average Yield	After One Year Through Five Years	% of Total	Weighted Average Yield	After Five Years Through Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. agency obligations	$2,041	96.64%	4.7%	$—	—	—	$—	—	—	$—	—	—	$2,041	96.64%	4.7%
Mortgage-backed securities:
Government National Mortgage Association	—	—	—	—	—	—	—	—	—	75	3.36%	8.0%	75	3.36%	8.0%

Total	$2,041	96.64%	4.7%	$—	—	—	$—	—	—	$75	3.36%	8.0%	$2,116	100.00%	4.6%

Securities held to maturity:
U.S. agency obligations	$2,200	89.83%	3.7%	$—	—	—	$—	—	—	$—	—	—	$2,200	89.83%	3.7%

Mortgage-backed securities held to maturity:
Government National Mortgage Association	—	—	—	—	—	—	—	—%	—	248	10.13%	8.5%	248	10.13%	8.5%
Federal Home Loan Mortgage Corporation	—	—	—	—	—	—	—	—	—	1	0.04%	10.2%	1	0.04%	10.2%

Total mortgage-backed securities	—	—	—	—	—	—	—	—%	—	249	10.17%	8.3%	249	10.17%	8.5%

Total	$2,200	89.83%	3.7%	$—	—	—	$—	—%	—	$249	10.17%	8.3%	$2,449	100.00%	4.2%

Deposit Activity and Sources Of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of investments securities, borrowings, brokered certificates of deposit and funds provided by operations are Community Mutual’s primary sources of funds for use in lending, investing and for other general purposes.

Deposits. Community Mutual offers a variety of deposit accounts with a range of interest rates and terms. Community Mutual currently offers regular savings deposits (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts and time deposits.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Community Mutual’s deposits are primarily obtained from the areas surrounding its offices. Community Mutual relies primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits. Community Mutual has not historically used brokers to obtain deposits.

When Community Mutual determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 53.35% of total deposits September 30, 2007. At September 30, 2007, time deposits with remaining terms to maturity of less than one year amounted to $47.1 million.

Deposit Distribution Weighted Average. The following table presents the distribution of Community Mutual’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At September 30,
	2007			2006
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$12,487	10.63%	0.00%	$12,286	11.29%	0.00%
Interest bearing	8,173	6.95%	3.92%	4,886	4.49%	1.70%

	20,660	17.58%	1.55%	17,172	15.78%	0.48%

Savings and club	42,026	35.77%	0.40%	49,714	45.70%	0.40%
Certificates of deposit	54,814	46.65%	4.78%	41,898	38.52%	4.17%

Total deposits	$117,500	100.00%	2.65%	$108,784	100.00%	1.87%

Time Deposit Maturities. At September 30, 2007, Community Mutual had $17.4 million in time deposit with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$7,337
Over three months through six months	3,201
Over six months through 12 months	4,727
Over 12 months	2,127

Total	$17,392

Time Deposit Balances by Rates. The following table presents, by interest rate ranges, information concerning Community Mutual’s time deposit accounts outstanding as of September 30, 2007.

	At September 30, 2007
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
2.00% and under	$18	$278	$—	$—	$296	0.54%
2.01% to 3.00%	128	—	—	1	129	0.24%
3.01% to 4.00%	8,357	1,625	589	42	10,613	19.36%
4.01% to 5.00%	4,930	622	1,075	3,114	9,741	17.77%
5.01% and over	33,708	111	—	261	34,035	62.09%

Total	$47,141	$2,636	$1,664	$3,373	$54,814	100.00%

Borrowings. Community Mutual currently borrows funds from the Federal Home Loan Bank of New York (“FHLB”) to finance our lending and investing activities, and we may continue to borrow funds in the future. We are a member of the FHLB and have an available a line of credit of $31.8 million which was unused as of September 30, 2007. Borrowings from FHLB as of September 30, 2007 consist of a $10 million, five year advance, maturing August 15, 2012, convertible on August 15, 2010, with interest payable quarterly at 4.78%, a $10 million five year advance, maturing August 8, 2012, convertible on August 8, 2009, with interest payable quarterly at 4.81% and a $10 million seven year fixed rate advance with interest at 5.57%, payable in monthly installments of principal and interest of $57,000 with a balloon payment of $8,925,000 on August 8, 2014.

Employees

At September 30, 2007, Community Mutual had 34 full-time and 6 part-time employees. None of Community Mutual’s employees is represented by a collective bargaining agreement. Management of Community Mutual believes that it enjoys excellent relations with its personnel.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Community Mutual or CMS Bancorp. For federal income tax purposes, Community Mutual reports its income on the basis of a taxable year ending December 31, using the accrual method of accounting, and is generally subject to federal income taxation in the same manner as other corporations. Following the conversion, Community Mutual and CMS Bancorp will constitute an affiliated group of corporations and, therefore, will be eligible to report their income on a consolidated basis. Community Mutual is not currently under audit by the Internal Revenue Service and has not been audited by the IRS during the past five years.

Bad Debt Reserves. Community Mutual, as a “small bank” (one with assets having an adjusted tax basis of $500 million or less), is permitted to maintain a tax reserve for bad debts based on the six-year average experience method. Under the Small Business Job Protection Act of 1996, Community Mutual has recaptured (taking into income) over a multi-year period a portion of the balance of its tax bad debt reserve as of December 31, 1995. The tax liability associated with the recapture has been adequately provided for in Community Mutual’s financial statements.

Distributions. To the extent that Community Mutual makes “non-dividend distributions” to stockholders, such distributions will be considered to result in distributions from Community Mutual’s unrecaptured tax bad debt reserve “base year reserve,” i.e., its reserve as of December 31, 1987, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in Community Mutual’s taxable income. Non-dividend distributions include distributions in excess of Community Mutual’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Community Mutual’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in Community Mutual’s income.

The amount of additional taxable income created from a non-dividend distribution is equal to the lesser of Community Mutual’s base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in certain situations, approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a combined state and federal corporate income tax rate of 40.0%. Community Mutual does not intend to pay dividends that would result in the recapture of any portion of its bad debt reserves.

Elimination of Dividends; Dividends Received Deduction. CMS Bancorp may exclude from its income 100% of dividends received from Community Mutual as a member of the same affiliated group of corporations.

State Taxation

New York State Taxation. Community Mutual is subject to the New York state franchise tax on banking corporations in an annual amount equal to the greater of (1) 7.5% of Community Mutual’s “entire net income” allocable to New York State during the taxable year, or (2) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) 0.01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of Community Mutual’s “alternative entire net income” allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications, and alternative entire net income is equal to entire net income without certain adjustments. For purposes of computing its entire net income, Community Mutual is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. Community Mutual is currently using a six-year average experience method, similar to the federal method to compute their New York State bad debt deduction.

New York State passed legislation in August 1996 that incorporated into New York State tax law provisions for the continued use of bad debt reserves in a manner substantially similar to the provisions that applied under federal law prior to the enactment of the 1996 Act discussed above. This legislation enabled Community Mutual to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize the reserve method for computing its bad debt deduction. However, the New York State bad debt reserve is subject to recapture for “non-dividend distributions” in a manner similar to the recapture of federal bad debt reserves for such distributions. Also, the New York State bad debt reserve is subject to recapture in the event that Community Mutual fails to satisfy certain definitional tests relating to its assets and the nature of its business.

Delaware State Taxation. As a Delaware holding company not earning income in Delaware, CMS Bancorp is exempted from Delaware corporate income tax, but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.

REGULATION

General

CMS Bancorp, as a unitary savings and loan holding company, is regulated, examined and supervised by the OTS. Community Mutual, as a federal stock savings bank, is subject to regulation, examination and supervision by the OTS, as its chartering agency, and by the FDIC, as its deposit insurer. CMS Bancorp and Community Mutual must file reports with the OTS concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. CMS Bancorp is also required to file reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission (the “SEC”) under the federal securities laws.

Any change in the laws and regulations applicable to CMS Bancorp or Community Mutual, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on CMS Bancorp and Community Mutual and their operations and shareholders.

Federal Savings Bank Regulation

Activity Powers. Community Mutual derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and the regulations of the OTS thereunder. Under these laws and regulations, Community Mutual may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Community Mutual may also establish service corporations that may engage in activities not otherwise permissible for Community Mutual, including certain real estate equity investments and securities and insurance brokerage activities. Community Mutual’s authority to make certain types of loans or other investments is limited by law and regulation.

Loans-to-One-Borrower Limitations. Under the HOLA, Community Mutual is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, Community Mutual’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed 15% of Community Mutual’s unimpaired capital and surplus. Community Mutual may lend additional amounts up to 10% of its unimpaired capital and surplus if the loans or extensions of credit are fully secured by readily-marketable collateral. Community Mutual currently complies with these loans-to-one-borrower limitations. At September 30, 2007, Community Mutual’s largest aggregate amount of loans to one borrower totaled $1,853,000. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Community Mutual.

Qualified Thrift Lender Test. Under the HOLA, Community Mutual must comply with the qualified thrift lender, or “QTL,” test. Under the QTL test, Community Mutual is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period. “Portfolio assets” means, in general, Community Mutual’s total assets less the sum of:

•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	the value of property used to conduct business.

As of September 30, 2007, Community Mutual held 95.4% of its portfolio assets in qualified thrift investments and had more than 95.4% of its portfolio assets in qualified thrift investments for each of the 6 months ending September 30, 2007. Therefore, Community Mutual qualified under the QTL test.

If Community Mutual fails the QTL test and is unable to correct the failure for a period of time, it must either operate under certain restrictions on its activities or convert to a commercial bank charter.

Capital Requirements. OTS regulations require federally chartered savings banks to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of tangible capital to adjusted total assets;

(2)	a leverage ratio requirement of 3% of core capital to such adjusted total assets for savings banks that have been assigned the highest composite rating under the Uniform Financial Institutions Ratings System and 4% or more for savings banks that have not been assigned the highest composite rating; and

(3)	a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets, provided that the amount of supplementary capital used to satisfy this requirement may not exceed 100% of core capital.

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Community Mutual, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Community Mutual’s risk profile. At September 30, 2007, Community Mutual exceeded each of its capital requirements with a tangible capital ratio of 8.99%, leverage capital ratio of 8.99% and total risk-based capital ratio of 17.34%.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, Community Mutual has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for Community Mutual nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of Community Mutual, to assess Community Mutual’s record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by Community Mutual.

The CRA regulations establish an assessment system that bases an institution’s rating on its actual performance in meeting community needs. The rules establish a streamlined examination approach to evaluate the CRA performance of smaller institutions. The OTS evaluates small savings institutions with less than $250 million in assets, such as Community Mutual, using the following criteria:

•

the savings bank’s loan-to-deposit ratio, adjusted for seasonal variation and, as appropriate, other lending-related activities, such as loan originations for sale to the secondary markets, community development loans or qualified investments;

•	the percentage of loans and, as appropriate, other lending-related activities located in the savings bank’s assessment areas;

•	the savings bank’s record of lending to and, as appropriate, engaging in other lending-related activities for borrowers of different income levels and business sizes;

•	the geographic distribution of the savings bank’s loans; and

•	the savings bank’s record of taking action, if warranted, in response to written complaints about its performance in helping to meet credit needs in its assessment areas.

The CRA also requires all institutions to make public disclosure of their CRA ratings. Community Mutual received a “Satisfactory” CRA rating in its most recent examination as of December 31, 2005. OTS regulations also require that we publicly disclose certain agreements that are in fulfillment of the CRA. We have no such agreements in place at this time.

Transactions with Affiliates. Community Mutual’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W issued by the Federal Reserve Board (“FRB”), as well as additional limitations as adopted by the Director of the OTS. OTS regulations regarding transactions with affiliates conform to Regulation W. In general, transaction with affiliates (which, for Community Mutual, would include CMS Bancorp and its subsidiaries) must be on terms which are as favorable to Community Mutual as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Community Mutual’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from Community Mutual. In addition, the OTS regulations prohibit a savings bank from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. The OTS regulations also include certain specific exemptions from these prohibitions. The FRB and the OTS require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.

Loans to Insiders. Community Mutual’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O issued by the FRB. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Community Mutual’s capital. In addition, extensions of credit in excess of certain limits must be approved by Community Mutual’s Board of Directors.

Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Community Mutual, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

Enforcement. The OTS has primary enforcement responsibility over federal savings banks, including Community Mutual. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Standards for Safety and Soundness. As required by federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

In addition, OTS regulations require an institution that has been given notice by the OTS that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized bank is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on Community Mutual’s ability to make capital distributions, including cash dividends. As a subsidiary of a savings and loan holding company, Community Mutual, must file a notice with the OTS at least 30 days before making a capital distribution. However, Community Mutual must file an application for the OTS’s prior approval of the proposed capital distribution if the total amount of all capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to Community Mutual’s net income for that year plus Community Mutual’s retained net income for the previous two years.

The OTS may disapprove a notice or application if:

•	Community Mutual would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity. Community Mutual is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation, in accordance with OTS regulations.

Branching. The OTS regulations authorize federally chartered savings banks to branch nationwide to the extent allowed by federal statute. This permits federal savings banks with interstate networks to more easily diversify their loan portfolios and lines of business geographically. OTS authority preempts any state law purporting to regulate branching by federal savings banks.

Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings banks, including restrictions on growth of assets and other forms of expansion. For this purpose, a savings bank would be placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; or

•	critically undercapitalized.

An undercapitalized savings bank is required to file a capital restoration plan with the OTS within 45 days of the date the bank receives notices that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company, within aggregate liability limits equaling the lesser of (i) an amount equal to 5% of the savings bank’s total assets at the time it was notified that it was undercapitalized; and (ii) the amount necessary to restore the savings bank’s capital ratios to the levels required to be classified as “adequately classified,” as those ratios and levels were defined as of the time the bank failed to comply with the plan. If the bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Savings banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of September 30, 2007, Community Mutual met the criteria for being considered “well-capitalized” by the OTS, with a total risk-based capital ratio of 17.34%, Tier 1 risk-based capital ratio of 8.99% and leverage ratio of 8.99%.

Insurance of Deposit Accounts. The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund (the “SAIF”) to form the Deposit Insurance Fund (the “DIF”) on March 31, 2006. Community Mutual is a member of the DIF and pays its deposit insurance assessments to the DIF.

Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. Assessment rates currently range from five to 43 basis points of deposits. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. This one-time credit may be used to offset 100% of the 2007 deposit insurance assessment, and any remaining credit can be used to offset up to 90% of the 2008 deposit insurance assessment. Community Mutual’s credit will fully offset its 2007 deposit insurance assessment as well as a portion of its 2008 deposit insurance assessment.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. The assessment rate is adjusted quarterly and is 0.0114% of insured deposits for the fourth quarter of 2007 and the first quarter of 2008. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Federal Home Loan Bank System. Community Mutual is a member of the Federal Home Loan Bank (the “FHLB”) System, which consists of 12 regional FHLBs. Each FHLB provides a central credit facility primarily for its member institutions. Community Mutual, as a member of the FHLB of New York (“FHLB-NY”), is currently required to acquire and hold shares of FHLB-NY Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Community Mutual, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs and REMICs, held by Community Mutual. The activity-based stock purchase requirement for Community Mutual is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB-NY; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB-NY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which currently is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB-NY’s balance sheet of derivative contracts between the FHLB-NY and its members, which currently is also zero. The FHLB-NY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB-NY capital plan. At September 30, 2007, Community Mutual was in compliance with the foregoing minimum stock purchase requirements with an investment in FHLB-NY stock of $1.6 million.

FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and also could result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced or interest on future FHLB advances were increased, Community Mutual’s net interest income would be adversely affected.

Federal Reserve System. FRB regulations require federally chartered savings banks to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). For the reserve maintenance period beginning December 20, 2007, a reserve of 3% is to be maintained against aggregate transaction accounts between $9.3 million and $43.9 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Community Mutual is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Community Mutual’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. § 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Anti-Money Laundering and Customer Identification

Community Mutual is subject to OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act (“BSA”), Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act and related OTS regulations impose the following obligations on financial institutions:

•	Establishment of anti-money laundering programs;

•

Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and

•

Prohibitions on correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country) and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on applications to acquire bank shares or assets under the Bank Holding Company Act of 1956, as amended (“BHCA”), and applications under the Bank Merger Act.

Under federal law, if a regulated institution, such as Community Mutual, fails to establish and maintain a BSA compliance program, or fails to correct a previously identified problem with its program, the institution’s regulator, which, for Community Mutual, is the OTS, is required to issue a formal cease and desist order. On July 19, 2007, the OTS and other federal bank regulatory agencies issued a Statement on Enforcement of Bank Secrecy Act/Anti-Money Laundering Requirements. The statement describes the circumstances under which the agencies will issue a cease and desist orders and clarifies that the agencies may take formal or informal enforcement actions to address other concerns related to BSA or anti-money laundering, depending on the facts.

Privacy Protection. Community Mutual is subject to OTS regulations implementing the privacy protection provisions of the Gramm-Leach Bliley Act (the “GLB Act”). These regulations require Community Mutual to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Community Mutual to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not exempted, Community Mutual is required to provide its customers with the ability to “opt-out” of having Community Mutual share their nonpublic personal information with unaffiliated third parties.

Community Mutual is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Holding Company Regulation

CMS Bancorp is a unitary savings and loan holding company within the meaning of the HOLA. As such, CMS Bancorp is registered with the OTS and is subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over CMS Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

Restrictions Applicable to CMS Bancorp. Under the GLB Act, all unitary savings and loan holding companies organized after May 4, 1999, such as CMS Bancorp, are prohibited from engaging in non-financial activities. Accordingly, CMS Bancorp’s activities are generally restricted to:

•	furnishing or performing management services for a savings institution subsidiary of such holding company;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company;

•	holding or managing properties used or occupied by a savings institution subsidiary of such company;

•	acting as trustee under a deed of trust;

•	purchasing, holding or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS;

•	any activity that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c)(8) of the BHCA, subject to receipt of the OTS’s prior approval;

•

any activity in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987, subject to compliance with the prior notice requirements applicable to such activities; and

•	any activity permissible for financial holding companies under Section 4(k) of the BHCA.

Permissible activities which are deemed to be financial in nature or incidental thereto under Section 4(k) of the BHCA include:

•	lending, exchanging, transferring, investing for others or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent or broker;

•	financial, investment or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in or making a market in securities;

•	activities previously determined by the FRB to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the U.S.;

•	merchant banking activities; and

•	portfolio investments made by an insurance company.

In addition, CMS Bancorp cannot be acquired or acquire a company unless the acquirer or target (as the case may be) is engaged solely in financial activities.

On December 20, 2007, the OTS published final rules, which become effective in April 2008, to amend its regulations to permit savings and loan holding companies, with the prior approval of the OTS, to engage in all activities that bank holding companies may engage in under any regulation that the FRB has promulgated under Section 4(c) of the BHCA. Current regulations limit such authority to only those activities that the FRB has, by regulation, determined to be permissible under Section 4(c)(8) of the BHCA, as noted above. In addition, the amended regulations also provide that any such Section 4(c) activity will be considered pre-approved by the OTS if (1) the savings and loan holding company received a rating of satisfactory or above prior to January 1, 2008, or a composite rating of “1” or “2” thereafter, in its most recent examination, and its not in troubled condition, and the holding company does not propose to commence the activity by an acquisition of a going concern, or (2) the activity is permissible under another provision of the HOLA without prior notice or approval.

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits all savings and loan holding companies, directly or indirectly, from:

•	acquiring control (as defined under the HOLA) of another savings institution (or a holding company parent) without prior OTS approval;

•

acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings bank or holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA;

•

acquiring through merger, consolidation or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or

•	acquiring control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the OTS).

A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

•	in the case of certain emergency acquisitions approved by the FDIC;

•	if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or

•

if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered bank.

Federal Securities Laws

CMS Bancorp’s common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, CMS Bancorp is subject to the periodic reporting, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Delaware Corporation Law

CMS Bancorp is incorporated under the laws of the State of Delaware, and is therefore subject to regulation by the State of Delaware. In addition, the rights of CMS Bancorp’s shareholders are governed by the Delaware General Corporation Law.

ITEM 2.	DESCRIPTION OF PROPERTY

As of September 30, 2007, CMS Bancorp conducted its business through its corporate office and five retail banking offices. In early 2008, the current Eastchester location will be converted to a mortgage origination center and the branch will be moved to the new White Plains Road location. As of September 30, 2007, properties, furnishings and equipment and leasehold improvements owned by CMS Bancorp and Community Mutual had an aggregate net book value of $1.3 million.

Location	Ownership	Year Opened	Year of Lease Expiration
Corporate Office:
123 Main Street White Plains, NY	Leased	2004	2015

Retail Banking Offices:
31 Mill Road Eastchester, NY	Leased	2000	2010

478 White Plaind Road Eastchester, NY	Leased	2008	2017

93 Knollwood Road Greenburgh, NY	Leased	1998	2008

40 East First Street Mount Vernon, NY	Owned	1941	N/A

29 Taylor Square East White Plains, NY	Leased	1995	2010

50 Main Street White Plains, NY	Leased	1994	2008

ITEM 3.	LEGAL PROCEEDINGS

Community Mutual has been identified as a defendant in a lawsuit brought by two former employees, filed on August 2, 2007 in the United States District Court, Southern District of New York. The plaintiffs claim Community Mutual violated sections of Title VII of the Civil Rights Act of 1964, the New York State Human Rights Law, the New York Executive Law, the Age Discrimination in Employment Act of 1967 and the Fair Labor Relations Act. The plaintiffs are seeking compensatory and punitive damages, liquidated damages, overtime compensation and fees and costs totaling $3.75 million. The plaintiffs previously filed a complaint with the Equal Employment Opportunity Commission (the “EEOC”) and the EEOC returned a “no-cause” determination in Community Mutual’s favor on April 27, 2007. At this time, management does not believe that the resolution of this action will have a material effect on the consolidated financial statements of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CMS Bancorp held a Special Meeting of Shareholders on November 9, 2007 (the “Meeting”). All the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of the votes for each proposal is as follows:

1.	Approval of the CMS Bancorp, Inc. 2007 Stock Option Plan.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstain
1,177,296	303,186	12,335

There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

2.	Approval of the CMS Bancorp, Inc. 2007 Recognition and Retention Plan.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstain
1,087,202	398,280	7,335

There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below reflects the stock trading price and dividend payment frequency of CMS Bancorp’s stock for year ending September 30, 2007. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended	High Price	Low Price	Average Price	Dividends per share
June 30, 2007	$12.00	$10.00	$10.59	$0.00
September 30, 2007	$11.00	$10.25	$10.55	$0.00

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

The information required for this item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the CMS Bancorp, Inc. 2007 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 7.	FINANCIAL STATEMENTS

The following financial statements are incorporated by reference to the indicated pages of the CMS Bancorp, Inc. 2007 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Management, including CMS Bancorp’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of CMS Bancorp’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, CMS Bancorp’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports CMS Bancorp files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in CMS Bancorp’s internal control over financial reporting identified in connection with the evaluation that occurred during CMS Bancorp’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, CMS Bancorp’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information relating to directors and executive officers of CMS Bancorp is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 10.	EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to directors certain relationships and related transactions is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 13.	EXHIBITS

Exhibit No.	Description
2.1	Plan of Conversion and Stock Issuance of Community Mutual Savings Bank. (1)

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (1)

3.2	Bylaws of CMS Bancorp, Inc. (1)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan of CMS Bancorp, Inc. (1)

10.2	Form of Employment Agreement between John E. Ritacco and CMS Bancorp, Inc. (1)

10.3	Amended and Restated Employment Agreement between John E. Ritacco and Community Mutual Savings Bank. (1)

10.4	Form of Two-Year Change of Control Agreement by and among certain officers, Community Mutual Savings Bank and CMS Bancorp, Inc. (1)

10.5	Form of Amended and Restated Employment Agreement between John E. Ritacco and Community Mutual Savings Bank. (1)

10.6	CMS Bancorp, Inc. 2007 Stock Option Plan. (2)

10.7	CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (2)

13.1	CMS Bancorp, Inc. 2007 Annual Report to Shareholders.

14.1	Code of Ethics.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(2)	Incorporated by reference to the Form 8-K filed with the Commission on November 13, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to principal accountant fees and services is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMS BANCORP, INC.

By:	/s/ John E. Ritacco
John E. Ritacco
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas G. Ferrara Thomas G. Ferrara	Chairman of the Board of Directors	December 27, 2007

/s/ John E. Ritacco John E. Ritacco	President, Chief Executive Officer and Director	December 27, 2007

/s/ William V. Cuddy William V. Cuddy	Director	December 27, 2007

/s/ Susan A. Massaro Susan A. Massaro	Director	December 27, 2007

/s/ Cheri R. Mazza Cheri R. Mazza	Director	December 27, 2007

/s/ Matthew G. McCrosson Matthew G. McCrosson	Director	December 27, 2007

/s/ AnneMarie V. Romagnoli AnneMarie V. Romagnoli	Director	December 27, 2007