Form 10QSB
period 2007-12-31
CMS Bancorp, Inc.
filed 2008-02-13
CIK 1350072

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

914-422-2700

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,972,959 shares of common stock, par value $.01 per share as of January 31, 2008.

Traditional Small Business Disclosure.    Yes  ☐    No  ☒

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 31, 2007	September 30, 2007
	(In thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$1,700	$1,164
Interest-bearing deposits	7,268	3,276
Federal funds sold	6,030	13,100

Total cash and cash equivalents	14,998	17,540
Securities available for sale	1,117	2,116
Securities held to maturity, estimated fair value of $562 and $2,463, respectively	543	2,449
Loans receivable, net of allowance for loan losses of $284 and $269, respectively	154,250	146,701
Premises and equipment	1,328	1,326
Federal Home Loan Bank of New York stock	1,774	1,550
Interest receivable	634	795
Other assets	645	1,029

Total assets	$175,289	$173,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$114,090	$117,500
Advances from Federal Home Loan Bank of New York	34,967	30,000
Advance payments by borrowers for taxes and insurance	1,163	366
Other liabilities	1,104	1,286

Total liabilities	151,324	149,152

Stockholders’ equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding
Common stock, $.01 par value, 14,000,000 shares authorized 2,055,165 shares issued; 2,026,970 and 2,055,165 shares outstanding, respectively	21	21
Additional paid in capital	18,553	18,535
Retained earnings	7,511	7,641
Treasury stock, 28,195 shares at December 31, 2007	(293)	—
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,603)	(1,617)
Accumulated other comprehensive (loss)	(224)	(226)

Total stockholders’ equity	23,965	24,354

Total liabilities and stockholders’ equity	$175,289	$173,506

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2007	2006
	(In thousands, except per share data)
Interest income
Loans	$2,265	$1,431
Securities	32	163
Federal funds sold	111	—
Other interest-earning assets	49	4

Total interest income	2,457	1,598

Interest expense
Deposits	766	565
Mortgage escrow funds	3	2
Borrowings	386	81

Total interest expense	1,155	648

Net interest income	1,302	950
Provision for loan losses	15	—

Net interest income after provision for loan losses	1,287	950

Non-interest income
Fees and service charges	67	77
Other	62	3

Total non-interest income	129	80

Non-interest expense
Salaries and employee benefits	811	579
Net occupancy	203	160
Equipment	114	104
Professional fees	239	65
Advertising	23	12
Federal insurance premium	3	3
Directors’ fees	34	33
Other insurance	18	22
Bank charges	17	15
Other	103	53

Total non-interest expense	1,565	1,046

(Loss) before income taxes	(149)	(16)
Income tax (benefit)	(19)	(3)

Net (loss)	$(130)	$(13)

Net (loss) per common share
Basic and fully diluted	$(.07)	N/A (a)

Weighted average number of common shares outstanding
Basic and diluted	1,888,825	N/A (a)

(a) Converted to stock form on April 3, 2007

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,
	2007	2006
	(In thousands)
Net (loss)	$(130)	$(13)

Other comprehensive income , net of income taxes
Gross unrealized holding gain on securities available for sale	3	5
Less deferred income taxes	1	2

Other comprehensive income	2	3

Comprehensive (loss)	$(128)	$(10)

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2007	2006
	(In thousands)
Cash flows from operating activities
Net (loss)	$(130)	$(13)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	38	24
Amortization and accretion, net	17	14
Provision for loan losses	15	—
Deferred income taxes	13	22
ESOP expense	15	—
Stock based compensation expense	17	—
Decrease (increase) in interest receivable	161	(2)
Decrease in other assets	371	35
(Decrease) increase in accrued interest payable	(59)	58
(Decrease) in other liabilities	(123)	(483)

Net cash provided by (used in) operating activities	335	(345)

Cash flows from investing activities
Proceeds from maturities of securities available for sale	1,000	—
Proceeds from maturities of securities held to maturity	1,900	2,500
Principal repayments on securities available for sale	3	1
Principal repayments on securities held to maturity	6	5
Net (increase) in loans receivable	(7,583)	(3,390)
Additions to premises and equipment	(40)	(178)
Purchase of Federal Home Loan Bank of New York stock	(224)	(36)

Net cash (used in) investing activities	(4,938)	(1,098)

Cash flows from financing activities
Net (decrease) increase in deposits	(3,410)	1,103
Purchase of treasury stock	(293)	—
Advances from Federal Home Loan Bank of New York	5,000	802
Repayment of advances from Federal Home Loan Bank of New York	(33)	—
Net increase in payments by borrowers for taxes and insurance	797	530

Net cash provided by financing activities	2,061	2,435

Net (decrease) increase in cash and cash equivalents	(2,542)	992
Cash and cash equivalents - beginning	17,540	3,061

Cash and cash equivalents - ending	$14,998	$4,053

Supplemental information
Cash paid during the period for:
Interest	$1,214	$590

Income taxes	$—	$—

See notes to consolidated financial statements.

CMS Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation, Reorganization and Initial Public Offering

The consolidated financial statements include the accounts of CMS Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Community Mutual Savings Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

On April 3, 2007, the Bank reorganized from a New York State-chartered mutual savings bank to a federally-chartered mutual savings bank and simultaneously converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, with the concurrent formation of a stock holding company which conducted a subscription offering with depositors of the Bank receiving first priority in the offering. After the conversion and offering, all of the Bank’s stock is owned by the Company. In connection with the conversion and offering, the Company issued 2,055,165 shares of common stock, consisting of 164,413 shares to the ESOP, 71,415 shares to The Community Mutual Charitable Foundation (the “Foundation”) and 1,819,337 shares sold to the public at a purchase price of $10.00 per share. The net proceeds from the sale of shares to the public amounted to $16,196,000 ($18,193,000 of proceeds, net of reorganization expenses of $1,997,000). The management and business operations of the Bank continued unchanged after the conversion and offering.

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

The Bank’s revenues are derived principally from interest on loans, interest and dividends received from its investment securities and fees for bank services. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations and borrowings from the Federal Home Loan Bank of New York.

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2007 which are in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on December 28, 2007.

4. Critical Accounting Policies

It is management’s opinion that accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the assessment of whether deferred taxes are more likely than not to be realized. Management believes that the allowance for loan losses represents its best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in market and economic conditions in the Company’s market area. Management’s assessment as to the amount of deferred taxes more likely than not to be realized is based upon future taxable income, which is subject to revision upon updated information.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

5. Net (Loss) Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the ESOP. Stock options and restricted stock awards granted are considered common stock equivalents and are therefore considered in diluted net income (loss) per share calculations, if dilutive, using the treasury stock method. Net loss per share data is not presented for the quarter ended December 31, 2006, as the Company had no publicly held shares outstanding prior to CMS Bancorp’s initial public offering on April 3, 2007.

6. Retirement Plans – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended December 31,
	2007	2006
	(In thousands)
Service cost	$26	$30
Interest cost	52	96
Expected return on plan assets	(56)	(103)
Amortization of prior service cost	1	2
Amortization of unrecognized loss	—	5

Total	$23	$30

7. Effect of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company does not expect the adoption of FSP 157-b will have a material impact on its consolidated financial position, results of operations and cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the fiscal years beginning after November 15, 2007, with the opportunity to early adopt SFAS No. 159 as of the beginning of a fiscal year that begins on or before November 15, 2007, as long as certain additional conditions are met. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its consolidated financial position, results of operations, and cash flows.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company does not expect SAB 110 will have a material impact on its consolidated financial position, results of operations and cash flows.

Item 2.—Management’s Discussion and Analysis or Plan of Operation

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

Any or all of our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

The Company’s net interest income may be affected by market interest rate changes. During the past three years, increases in short-term interest rates without a corresponding increase in long-term interest rates, resulted in an increase in interest expense and reduction in net interest income. The effect of a flat or inverted interest rate yield curve could decrease the Company’s ability to reinvest proceeds from loan and investment repayments at higher interest rates. The Company’s cost of funds has increased faster than its yield on loans and investments, due to the longer-term nature of its interest-earning assets and the current yield curve environment.

In order to grow and diversify in the current yield curve environment, the Company seeks to continue to grow its multi-family, non-residential, construction, home equity and commercial loans by targeting these markets in Westchester County and surrounding areas as a means to increase the yield on and diversify its loan portfolio, build transactional deposit account relationships and, depending on market conditions, sell a portion of the fixed-rate residential real estate loans to a third party in order to diversify its loan portfolio, increase fee income and reduce interest rate risk.

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

In connection with its overall growth strategy, The Company seeks to continue to grow its commercial and industrial loan and commercial real estate loan portfolio by targeting commercial businesses in Westchester County and surrounding areas as a means to increase the yield on, and diversify, its loan portfolio and build transactional deposit account relationships; focus on expanding its retail banking franchise and increasing the number of households served within its market area; and depending on market conditions, sell a portion of the fixed rate residential real estate loans to a third party, in order to diversify its loan portfolio, increase fee income and reduce interest rate risk.

Comparison of Financial Condition at December 31, 2007 to September 30, 2007

Total assets increased by $1.8 million, or 1.0%, to $175.3 million at December 31, 2007 from $173.5 million at September 30, 2007. Cash and cash equivalents decreased by $2.5 million, from $17.5 million at September 30, 2007, to $15.0 million at December 31, 2007. Cash and cash equivalents, investment maturities and borrowing from the Federal Home Loan Bank of NY (“FHLB”) were used to fund additional loans and decreases in deposits.

In the three months ended December 31, 2007, securities available for sale and securities held to maturity declined by $2.9 million as investments in U.S. Government Agency bonds matured.

Loans receivable were $154.3 million and $146.7 million at December 31, 2007 and September 30, 2007, respectively, representing an increase of $7.6 million, or 5.2%. The increase in loans resulted from originations of one-to four family mortgage loans and non-residential real estate loans. The increase in loans receivable was funded from cash, investment maturities and FHLB borrowing. While the banking industry has seen increases in loan delinquencies and defaults over the past year, particularly in the subprime sector, the Company has not experienced losses in its loan portfolio due primarily to its conservative underwriting policies. As of December 31, 2007 and September 30, 2007, the Company had no non-performing loans and the allowance for loan losses was 0.18% of loans outstanding. There were no loans charged off or recoveries in the quarters ended December 31, 2007 or 2006. While there has been no material shift in the loan portfolio, delinquency levels, loss experience, or other factors affecting the Bank, loans grew by $7.5 million during the quarter ended December 31, 2007 and as a result, $15,000 was added to the allowance for loan losses.

Deposits decreased by $3.4 million, or 2.9%, from $117.5 million as of September 30, 2007 to $114.1 million as of December 31, 2007. The decrease in deposits resulted from unusually high market interest rates offered by other banks, caused in part by liquidity issues in the marketplace.

FHLB borrowings increased to $35.0 million as of December 31, 2007 from $30.0 million as of September 30, 2007 and were used to fund loan demand and the decline in deposits. The increase in advance payments by borrowers for taxes and insurance of $797,000, from $366,000 at September 30, 2007 to $1.1 million at December 31, 2007 represents the normal accumulation of these funds before tax and insurance payments are made on behalf of borrowers.

Stockholders’ equity decreased from $24.4 million at September 30, 2007 to $24.0 million at December 31, 2007 as a result of the net loss incurred during the period and the purchase of 28,195 shares of the Company’s common stock to fund the Management Recognition Plan (“MRP”), for $293,000. In January 2008, the trustee of the MRP completed the purchase of the 54,011 remaining shares for the plan for $563,000.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

General. The Company incurred a net loss of $130,000 for the three months ended December 31, 2007, compared to a net loss of $13,000 for the three months ended December 31, 2006. The increase in the net loss primarily reflects an increase in non-interest expenses which was partially offset by an increase in net interest income.

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average annual yield on interest-earning assets and average annual cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses.

	Three Months Ended December 31,
	2007			2006
	(Dollars in thousands)
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Loans	$150,658	$2,265	6.01%	$98,814	$1,431	5.79%
Securities	2,731	32	4.69%	18,869	163	3.46%
Federal funds sold	9,661	111	4.60%	—	—	0.00%
Other interest-earning assets	4,349	49	4.51%	435	4	3.68%

Total interest-earning assets	167,399	2,457	5.87%	118,118	1,598	5.41%

Non interest-earning assets	3,437			4,432

Total assets	$170,836			$122,550

Interest-bearing liabilities
Demand deposits	9,370	95	4.06%	4,966	43	3.46%
Savings and club accounts	41,497	41	0.40%	47,178	47	0.40%
Certificates of deposit	54,082	630	4.66%	44,300	475	4.29%
Borrowed money	30,869	389	5.04%	6,365	83	5.22%

Total interest-bearing liabilities	135,818	1,155	3.40%	102,809	648	2.52%

Non interest-bearing deposits	10,573			10,937
Other liabilities	164			497

Total liabilities	146,555			114,243

Total stockholders’ equity	24,281			8,307

Total liabilities and stockholders’ equity	$170,836			$122,550

Interest rate spread		$1,302	2.47%		$950	2.89%

Net interest-earning assets/net interest margin	$31,581		3.11%	$15,309		3.22%

Ratio of interest earning assets to interest bearing liabilities		1.23			1.15

Interest Income. Interest income increased $859,000, or 58.3%, to $2.5 million for the three months ended December 31, 2007 from $1.6 million for the three months ended December 31, 2006. The increase in interest income was due to increases of $834,000 in interest income from loans and $156,000 in interest on federal funds sold and other interest earning assets, offset by a $131,000 decrease in interest income from securities.

Interest income from loans increased by $834,000, or 58.3%, to $2.3 million for the three months ended December 31, 2007 from $1.4 million for the three months ended December 31, 2006. The increase was due to a $51.8 million, or 52.5%, increase in the average balance of loans to $150.7 million in the three months ended December 31, 2007 from $98.8 million in the three months ended December 31, 2006 and an increase in the average yield to 6.01% from 5.79%, as additions to the loan portfolio were made at interest rates that were higher than the interest rate on the overall portfolio. The $51.8 million increase in average loan balances includes a $41.2 million increase in the conventional one- to four-family residential mortgage portfolio, a $2.3 million increase in the home equity category and a $6.2 million increase in commercial real estate loans.

Interest income from securities decreased by $131,000 to $32,000 for the three months ended December 31, 2007 from $163,000 for the three months ended December 31, 2006. The decrease in interest income from securities was due to maturities of U.S. Government Agency bonds which caused the average balance to decrease by $16.1 million in the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The impact of the bond maturities was partially offset by an increase in the average yield on securities of 4.69% for the quarter ended December 31, 2007 and 3.46% for the quarter ended December 31, 2006, as the result of maturities of bonds with lower yields.

Interest income from federal funds sold and other interest earning assets increased by $156,000 from $4,000 in the three months ended December 31, 2006 to $160,000 in the three months ended December 31, 2007. The average balance of federal funds sold and other interest earning assets was $14.0 million in the three months ended December 31, 2007 with an average yield of 4.57%.

Interest Expense. Interest expense increased by $507,000, or 78.2%, to $1.2 million in the three month period ended December 31, 2007 compared to $648,000 in the comparable 2006 period. The increase in interest expense resulted from higher average interest-bearing deposit balances, higher FHLB borrowings and higher interest rates on interest-bearing deposits. The average balance of interest-bearing demand deposits increased from $5.0 million in the quarter ended December 31, 2006 to $9.4 million in the quarter ended December 31, 2007 as a result of offering higher interest rates to attract deposits in this category. The average balance of savings and clubs decreased by 12.0% to $41.5 million in the quarter ended December 31, 2007 from $47.2 million in the comparable 2006 period primarily as a result of customers transferring deposits into higher yielding categories. The average balance of certificates of deposit increased from $44.3 million in the quarter ended December 31, 2006 to $54.1 million in 2007 as a result of higher interest rates in this deposit category. FHLB borrowings which were used to fund loan demand were higher in the quarter ended December 31, 2007, increasing from $6.4 million in the quarter ended December 31, 2006 to $30.9 million in the quarter ended December 31, 2007. The interest rate on these borrowings was lower in the 2007 period, declining from 5.22% in 2006 to 5.04% in 2007.

Rate/Volume Analysis. The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the first period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately to the absolute value of the change due to volume and the change due to rate.

	Quarter Ended December 31, 2007 Compared to 2006
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$778	$56	$834
Securities	(175)	44	(131)
Federal funds sold	111	—	111
Other interest-earning assets	44	1	45

Total interest-earning assets	758	101	859

Interest bearing-liabilities:
Demand deposits	44	9	53
Savings and club accounts	(6)	—	(6)
Certificates of deposit	111	43	154
Borrowed money	309	(3)	306

Total interest-bearing liabilities	458	49	507

Net interest income	$300	$52	$352

Net Interest Income. Net interest income increased $352,000, or 37.0%, to $1.3 million for the three months ended December 31, 2007 from $950,000 for the three months ended December 31, 2006. Increases in both average interest-earning assets and the yield on those assets in the three months ended December 31, 2007 as compared to 2006 were offset by increases in the cost of interest-bearing liabilities and increases in average deposit and borrowing balances. The average rate on deposit liabilities rose in response to local market conditions and from the change in the composition of deposits in 2007 from savings to certificates of deposit.

The federal funds rate increased throughout 2005 and 2006, to 5.25% in June 2006 and remained at that level until September 2007, at which time it began to decline. The interest rate on 10-year Treasury notes, from which the Company generally prices conventional mortgages, remained relatively flat during the period when the federal funds rate was increasing. The negative impact on net interest income of the flattening, and at times inverted interest rate yield curve was mitigated by reinvesting the proceeds of maturing lower yielding securities and other interest-earning assets into higher yielding loans, as well as diversifying the loan portfolio into higher yielding multi-family, non-residential, construction, home equity and commercial real estate loans. Increases in short-term interest rates without a corresponding increase in long-term interest rates have resulted, and may continue to result in an increase in interest expense and a reduction in net interest income in the future.

Provision for Loan Losses. The allowance for loan losses was $284,000, or 0.18%, of gross loans outstanding at December 31, 2007 compared to $269,000, or 0.18%, of gross loans outstanding at September 30, 2007. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. While there has been no material shift in the loan portfolio, delinquency levels, loss experience, or other factors affecting the Bank, loans grew by $7.5 million during the quarter ended December 31, 2007 and as a result, $15,000 was added to the allowance for loan losses. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $129,000 in the three months ended December 31, 2007 was higher than the comparable 2006 amount as a result of fees earned from referring a loan which was outside the bank’s lending parameters to another lender.

Non-interest Expenses. Non-interest expenses were $1.6 million and $1.0 million for the three months ended December 31, 2007 and 2006, respectively, representing an increase of $519,000, or 49.7%. Higher salaries and benefits ($219,000) resulted from additions to staff in lending, compliance and operations, raises and incentive compensation, and higher benefit costs, including the cost of the employee stock ownership plan and stock based compensation. Higher net occupancy costs ($43,000) resulted from the lease on the new Eastchester branch location which will open in the spring of 2008. Professional fees were $65,000 in the quarter ended December 31, 2006 and $239,000 in the quarter ended December 31, 2007. The increase resulted from costs associated with preparing the proxy for the special shareholders meeting, the cost of preparing and filing the first annual report and Form 10-KSB and the cost of the Registration Statement on Form S-8 for the stock option and management recognition programs. Other non-interest expense includes the cost of proxy solicitation, proxy printing and other costs associated with operating as a public company.

Income Tax Expense (Benefit). The income tax benefit was $19,000 in the three month period ended December 31, 2007 compared to $3,000 in the comparable 2006 period. The tax provision (benefit) is recorded based on pretax income (loss), at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three month periods ended December 31, 2007 and 2006 was different than the statutory rate as a result of providing for New York State minimum taxes.

Management of Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a significant portion of its assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those which possess a short-term maturity. Interest rates are highly sensitive to factors that are beyond the Company’s control, including general economic conditions, inflation, changes in the slope of the interest rate yield curve, monetary and fiscal policies of the federal government and the regulatory policies of government authorities. Due to the nature of the Company’s operations, it is not subject to foreign currency exchange or commodity price risk. Instead, the Company’s real estate loan portfolio, concentrated in Westchester County, New York, is subject to the risks associated with the economic conditions prevailing in its market area.

The primary goals of the Company’s interest rate management strategy are to determine the appropriate level of risk given the business strategy and then manage that risk so as to reduce the exposure of the Company’s net interest income to fluctuations in interest rates. Historically, the Company’s lending activities have been dominated by one- to four-family real estate mortgage loans. The primary source of funds has been deposits which have substantially shorter terms to maturity than the loan portfolio, and as a result, the Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to limiting terms of fixed rate one- to four-family mortgage loan originations which are retained in the Company’s portfolio, emphasizing investments with short- and intermediate-term maturities of less than five years and borrowing term funds from FHLB.

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

Net Interest Income at Risk

The Company uses a simulation model to monitor interest rate risk. This model reports the net interest income and net economic value at risk under different interest rate environments. Specifically, an analysis is performed of changes in net interest income assuming changes in interest rates, both up and down, from current rates over the three-year period following the current financial statements.

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

The table below sets forth the changes in net interest income, as of September 30, 2007, the latest information available, that would result from various basis point changes in interest rates over a twelve-month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in Thousands)
300	$5,199	$(121)	-2.3%
200	5,243	(77)	-1.4%
100	5,286	(34)	-0.6%
0	5,320	—	0.0%
-100	5,352	32	0.6%
-200	5,330	10	0.2%
-300	5,247	(73)	-1.4%

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

The Company’s primary sources of funds are deposits, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances and loans, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as Federal funds and other interest earning assets. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At December 31, 2007, The Company had $35.0 million in loans from the FHLB and an available line of credit of $31.7 million.

In the three months ended December 31, 2007, net cash provided from operating activities was $335,000, compared to net cash used of $345,000 in the comparable 2006 period. In the three months ended December 31, 2007, the net loss of $130,000 was offset by non-cash expenses of $115,000 and changes in accrued interest receivable, and changes in other assets and other liabilities of $350,000.

In the three months ended December 31, 2007 and 2006, investing activities used $4.9 million and $1.1 million of cash, respectively. In the 2007 period, maturities of U.S. Government bonds provided cash of $2.9 million and loan growth used $7.6 million of cash. In the 2006 period, maturities of U.S. Government bonds provided cash of $2.5 million and loan growth used $3.4 million of cash.

Net cash provided by financing activities was $2.1 million and $2.4 million in the three month periods ended December 31, 2007 and 2006, respectively. In the 2007 period, decreases in deposits used $3.4 million of cash and borrowings from FHLB provided $5.0 million of cash. In the 2006 period, higher deposits provided cash of $1.1 million.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of December 31, 2007, the Company had cash and cash equivalents of $15.0 million and securities of $1.7 million. At December 31, 2007, the Company has outstanding commitments to originate loans of $12.9 million and $9.2 million of undisbursed funds from approved lines of credit, principally under a homeowners’ equity line of credit lending program. Certificates of deposit scheduled to mature in one year or less at December 31, 2007, totaled $45.5 million. Management believes that, based upon its experience and the Company’s deposit flow history, a significant portion of such deposits will remain with the Company.

The Company had an unused overnight line of credit and an unused one month overnight repricing line of credit commitment with the Federal Home Loan Bank of New York totaling $31.7 million, which expire on July 31, 2008.

The following table sets forth the Bank’s capital position at December 31, 2007, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2007:
Total capital (to risk-weighted assets)	$15,900	17.17%	$	≥7,407	≥8.00%	$	≥9,258	≥10.00%
Core (Tier 1) capital (to risk-weighted assets)	15,616	16.87		—	—		≥5,555	≥6.00
Core (Tier 1) capital (to total assets)	15,616	9.00		≥6,939	≥4.00		≥8,674	≥5.00
Tangible capital (to total assets)	15,616	9.00		≥2,602	≥1.50		—	—

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Part II: Other Information

Item 1. Legal Proceedings

Community Mutual Savings Bank has been named as a defendant in a lawsuit brought by two former employees, filed on August 2, 2007 in the United States District Court, Southern District of New York. The plaintiffs claim the Bank violated sections of Title VII of the Civil Rights Act of 1964, the New York State Human Rights Law, the New York Executive Law, the Age Discrimination in Employment Act of 1967 and the Fair Labor Relations Act. The plaintiffs are seeking compensatory and punitive damages, liquidated damages, overtime compensation and fees and costs totaling $3.75 million. To date, the Bank has not been served with the complaint. The plaintiffs previously filed a complaint with the Equal Employment Opportunity Commission (the “EEOC”) and the EEOC returned a “no-cause” determination in the Bank’s favor on April 27, 2007. At this time, management does not believe that the resolution of this action will have a material effect on the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Shareholders on November 9, 2007 (“the Meeting”). All the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted and the tabulation of the votes for each proposal was as follows:

1.	Approval of the CMS Bancorp, Inc. 2007 Stock Option Plan.

The number of votes cast with respect to this matter was as follows:

1,177,296 For; 303,186 Against, 12,335 Abstain. There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

2.	Approval of the CMS Bancorp, Inc. 2007 Recognition and Retention Plan.

The number of votes cast with respect to this matter was as follows:

1,087,202 For; 398,280 Against, 7,335 Abstain. There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

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

CMS Bancorp, Inc

Date: February 13, 2008	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: February 13, 2008	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer