Form 10QSB
period 2008-03-31
CMS Bancorp, Inc.
filed 2008-05-13
CIK 1350072

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,972,959 shares of common stock, par value $.01 per share as of May 12, 2008.

Traditional Small Business Disclosure.    Yes  ☐    No  ☒

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2008	September 30, 2007
	(Dollars in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$1,217	$1,164
Interest-bearing deposits	2,849	3,276
Federal funds sold	8,180	13,100

Total cash and cash equivalents	12,246	17,540
Securities available for sale	3,616	2,116
Securities held to maturity, estimated fair value of $250 and $2,463, respectively	228	2,449
Loans receivable, net of allowance for loan losses of $319 and $269, respectively	158,989	146,701
Premises and equipment	1,636	1,326
Federal Home Loan Bank of New York stock	1,772	1,550
Interest receivable	826	795
Other assets	806	1,029

Total assets	$180,119	$173,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$119,903	$117,500
Advances from Federal Home Loan Bank of New York	34,934	30,000
Advance payments by borrowers for taxes and insurance	861	366
Other liabilities	1,093	1,286

Total liabilities	156,791	149,152

Stockholders’ equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 14,000,000 shares authorized 2,055,165 shares issued; 1,972,959 (2008) and 2,055,165 (2007) shares outstanding, respectively	21	21
Additional paid in capital	18,605	18,535
Retained earnings	7,362	7,641
Treasury stock, 82,206 shares (2008)	(856)	—
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,589)	(1,617)
Accumulated other comprehensive (loss)	(215)	(226)

Total stockholders’ equity	23,328	24,354

Total liabilities and stockholders’ equity	$180,119	$173,506

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest income
Loans	$2,367	$1,457	$4,632	$2,888
Securities	37	135	69	298
Federal funds sold	33	45	144	45
Other interest-earning assets	70	47	119	51

Total interest income	2,507	1,684	4,964	3,282

Interest expense
Deposits	729	653	1,495	1,218
Mortgage escrow funds	4	3	7	5
Borrowings	425	19	811	100

Total interest expense	1,158	675	2,313	1,323

Net interest income	1,349	1,009	2,651	1,959
Provision for loan losses	35	—	50	—

Net interest income after provision for loan losses	1,314	1,009	2,601	1,959

Non-interest income
Fees and service charges	65	65	132	142
Other	1	3	63	6

Total non-interest income	66	68	195	148

Non-interest expense
Salaries and employee benefits	839	695	1,650	1,273
Net occupancy	211	142	414	302
Equipment	116	119	230	223
Professional fees	150	61	389	126
Advertising	16	19	39	31
Federal insurance premium	4	3	7	7
Directors’ fees	60	28	94	61
Other insurance	17	22	35	44
Bank charges	20	16	37	31
Other	161	71	264	124

Total non-interest expense	1,594	1,176	3,159	2,222

(Loss) before income taxes	(214)	(99)	(363)	(115)
Income tax (benefit)	(65)	(32)	(84)	(35)

Net (loss)	$(149)	$(67)	$(279)	$(80)

Net (loss) per common share
Basic and diluted	$(0.08)	N/A (a)	$(0.15)	N/A (a)

Weighted average number of common shares outstanding
Basic and diluted	1,819,907	N/A (a)	1,854,991	N/A (a)

(a) Converted to stock form on April 3, 2007

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Net (loss)	$(149)	$(67)	$(279)	$(80)

Other comprehensive income net of income taxes
Gross unrealized holding gain on securities available for sale	15	6	18	11
Less deferred income taxes	6	2	7	4

Other comprehensive income	9	4	11	7

Comprehensive (loss)	$(140)	$(63)	$(268)	$(73)

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net (loss)	$(279)	$(80)
Adjustments to reconcile net (loss) to net cash used for operating activities
Depreciation of premises and equipment	75	59
Amortization and accretion, net	37	44
Provision for loan losses	50	—
Deferred income taxes	22	(7)
ESOP expense	28	—
Stock based compensation expense	70	—
(Increase) in interest receivable	(31)	(2)
Decrease (increase) in other assets	194	(723)
Increase in accrued interest payable	21	154
(Decrease) increase in other liabilities	(214)	96

Net cash (used for) operating activities	(27)	(459)

Cash flows from investing activities
Proceeds from maturities of securities available for sale	2,046	7,500
Proceeds from maturities of securities held to maturity	2,200	—
Purchases of securities available for sale	(3,607)	—
Principal repayments on securities available for sale	83	9
Principal repayments on securities held to maturity	21	18
Net (increase) in loans receivable	(12,379)	(6,457)
Additions to premises and equipment	(385)	(675)
Purchase (redemption) of Federal Home Loan Bank of N.Y. stock	(222)	189

Net cash (used for) provided by investing activities	(12,243)	584

Cash flows from financing activities
Net increase in deposits	2,403	39,873
Advances from Federal Home Loan Bank of N.Y.	5,000	—
Repayment of advances from Federal Home Loan Bank of N.Y.	(66)	(4,204)
Net increase in payments by borrowers for taxes and insurance	495	362
Purchase of treasury stock	(856)	—

Net cash provided by financing activities	6,976	36,031

Net (decrease) increase in cash and cash equivalents	(5,294)	36,156
Cash and cash equivalents—beginning	17,540	3,061

Cash and cash equivalents—ending	$12,246	$39,217

Supplemental information
Cash paid during the period for
Interest	$2,292	$1,169

Income taxes	$—	$9

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

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months and six months ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2007 which are in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on December 28, 2007.

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

5. Net (Loss) Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the ESOP. Stock options and restricted stock awards granted are considered common stock equivalents and are therefore considered in diluted net (loss) per share calculations, if dilutive, using the treasury stock method. Net loss per share data is not presented for the three months and six months ended March 31, 2007, as the Company had no publicly held shares outstanding prior to CMS Bancorp’s initial public offering on April 3, 2007.

6. Retirement Plans – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Service cost	$26	$30	$52	$60
Interest cost	52	96	104	192
Expected return on plan assets	(57)	(103)	(113)	(206)
Amortization of prior service cost	1	2	2	4
Amortization of unrecognized loss	—	5	—	10

Total	$22	$30	$45	$60

7. Common Stock Repurchase Program

On April 17, 2008, the Board of Directors of CMS Bancorp, Inc. approved a stock buy back plan that authorizes the Company to buy back as much as 5% of the outstanding stock of the Company over the next year. The buy back will be administered as a 10b5-1 plan by Stifel Nicolaus, the Company’s investment banker.

8. Effect of Recent Accounting Pronouncements

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

In February 2008, FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not expect the adoption of FSP 157-2 will have a material impact on its consolidated financial position, results of operations and cash flows.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

The Company’s net interest income may be affected by market interest rate changes. During the past three years, increases in short-term interest rates without a corresponding increase in long-term interest rates, resulted in an increase in interest expense and reduction in net interest income. The effect of a flat or inverted interest rate yield curve could decrease the Company’s ability to reinvest proceeds from loan and investment repayments at higher interest rates. The Company’s cost of funds has increased faster than its yield on loans and investments, due to the longer-term nature of its interest-earning assets and the yield curve environment.

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

Comparison of Financial Condition at March 31, 2008 to September 30, 2007

Total assets increased by $6.6 million, or 3.8%, to $180.1 million at March 31, 2008 from $173.5 million at September 30, 2007. Cash and cash equivalents, investment maturities, deposit growth and borrowing from the Federal Home Loan Bank of N.Y. (“FHLB”) were used to fund loan growth.

In the six months ended March 31, 2008, cash and cash equivalents declined by $5.3 million or 30.2% and were used to fund loan growth.

In the six months ended March 31, 2008, securities available for sale and securities held to maturity declined by $721,000 as investments matured and were reinvested in available for sale securities and loan growth.

Loans receivable were $159.0 million and $146.7 million at March 31, 2008 and September 30, 2007, respectively, representing an increase of $12.3 million, or 8.4%. The increase in loans resulted principally from originations of one-to four family mortgage loans and to a lesser degree, non-residential real estate loans and residential construction loans. The increase in loans receivable was funded from cash, investment maturities, increases in deposits and FHLB borrowing. While the banking industry has seen increases in loan delinquencies and defaults over the past year, particularly in the subprime sector, the Company has not experienced losses in its loan portfolio due primarily to its conservative underwriting policies. As of March 31, 2008 and September 30, 2007, the Company had no non-performing loans and the allowance for loan losses was 0.20% and 0.18% of loans outstanding, respectively. There were no loans charged off or recoveries in the six month period ended March 31, 2008 or 2007. Despite a weakening economy, there has been no material shift in the loan portfolio, delinquency levels, loss experience, or other factors affecting the Bank. Loans grew by $12.3 million during the six months ended March 31, 2008 and as a result, $50,000 was added to the allowance for loan losses.

Deposits increased by $2.4 million, or 2.0%, from $117.5 million as of September 30, 2007 to $119.9 million as of March 31, 2008. The increase in deposits resulted from offering more competitive interest rates on money market accounts and short term certificates of deposit, offset in part by decreases in savings balances.

FHLB borrowings increased to $34.9 million as of March 31, 2008 from $30.0 million as of September 30, 2007 and were used to fund loan demand.

Stockholders’ equity decreased from $24.4 million at September 30, 2007 to $23.3 million at March 31, 2008 as a result of the net loss incurred during the period and the purchase of 82,206 shares of the Company’s common stock to fund the Management Recognition Plan (“MRP”), for $856,000.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General. The Company incurred a net loss of $149,000 for the three months ended March 31, 2008, compared to a net loss of $67,000 for the three months ended March 31, 2007. The increase in the net loss primarily reflects an increase in non-interest expenses which was partially offset by an increase in net interest income.

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

	Three Months Ended March 31,
	2008			2007
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets
Loans	$158,066	$2,367	5.99%	$101,201	$1,457	5.76%
Securities	3,623	37	4.09%	14,864	135	3.63%
Federal funds sold	4,205	33	3.14%	3,469	45	5.19%
Other interest-earning assets	6,519	70	4.30%	3,746	47	5.02%

Total interest-earning assets	172,413	2,507	5.82%	123,280	1,684	5.46%

Non interest-earning assets	3,666			5,697

Total assets	$176,079			$128,977

Interest-bearing liabilities
Demand deposits	$10,321	78	3.02%	$5,941	52	3.50%
Savings and club accounts	40,446	40	0.40%	45,142	45	0.40%
Certificates of deposit	54,458	611	4.49%	56,488	556	3.94%
Borrowed money	35,651	429	4.81%	1,698	22	5.18%

Total interest-bearing liabilities	140,876	1,158	3.29%	109,269	675	2.47%

Non interest-bearing deposits	10,186			11,060
Other liabilities	1,528			351

Total liabilities	152,590			120,680

Total stockholders’ equity	23,489			8,297

Total liabilities and stockholders’ equity	$176,079			$128,977

Interest rate spread		$1,349	2.53%		$1,009	2.99%

Net interest-earning assets/net interest margin	$31,537		3.13%	$14,011		3.27%

Ratio of interest earning assets to interest bearing liabilities		1.22X			1.13X

Interest Income. Interest income increased $823,000, or 48.9%, to $2.5 million for the three months ended March 31, 2008 from $1.7 million for the three months ended March 31, 2007. The increase in interest income was due to increases of $910,000 in interest income from loans offset by an $87,000 decrease in interest income from securities, federal funds sold and other interest-earning assets.

Interest income from loans increased by $910,000, or 62.5%, to $2.4 million for the three months ended March 31, 2008 from $1.5 million for the three months ended March 31, 2007. The increase was due to a $56.9 million, or 56.2%, increase in the average balance of loans to $158.1 million in the three months ended March 31, 2008 from $101.2 million in the three months ended March 31, 2007 and an increase in the average yield to 5.99% from 5.76%, as additions to the loan portfolio were made at interest rates that were higher than the interest rate on the overall portfolio. The $56.9 million increase in average loan balances includes a $44.5 million increase in the conventional one- to four-family residential mortgage portfolio, a $2.0 million increase in the home equity category and a $7.5 million increase in non-residential real estate mortgages.

Interest income from securities decreased by $98,000 to $37,000 for the three months ended March 31, 2008 from $135,000 for the three months ended March 31, 2007. The decrease in interest income from securities was due to maturities of U.S. Government Agency bonds which caused the average balance to decrease by $11.2 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The impact of the bond maturities was partially offset by an increase in the average yield on securities to 4.09% for the quarter ended March 31, 2008 compared to 3.63% for the quarter ended March 31, 2007, as the result of maturities of bonds with lower yields and reinvestment of maturities in securities with higher yields. Interest income from federal funds sold declined from $45,000 in the three months ended March 31, 2007 to $33,000 in the three months ended March 31, 2008 due to decreases in the federal funds interest rates, partially offset by an increase in the average balance. Interest income from other interest-earning assets increased from $47,000 in the three months ended March 31, 2007 to $70,000 in the three months ended March 31, 2008 due to an increase in the average balances, partially offset by lower yields on those investments.

Interest Expense. Interest expense increased by $483,000, or 71.6%, to $1.2 million in the three month period ended March 31, 2008 compared to $675,000 in the comparable 2007 period. The increase in interest expense resulted from higher average interest-bearing demand deposit balances, higher FHLB borrowings, a shift in deposits from savings to certificates of deposit and higher interest rates on certificates of deposit. The average balance of interest-bearing demand deposits increased from $5.9 million in the quarter ended March 31, 2007 to $10.3 million in the quarter ended March 31, 2008 as a result of offering more competitive interest rates to attract deposits in this category. The average balance of savings and clubs decreased by $4.7 million to $40.4 million in the quarter ended March 31, 2008 from $45.1 million in the comparable 2007 period primarily as a result of customers transferring deposits into higher yielding categories. The average balance of certificates of deposit decreased from $56.5 million in the quarter ended March 31, 2007 to $54.5 million in 2008 as a result of higher interest rates offered by other banks, caused in part by liquidity issues in the marketplace. FHLB borrowings which were used to fund loan demand increased from $1.7 million in the quarter ended March 31, 2007 to $35.7 million in the quarter ended March 31, 2008. The interest rate on these borrowings was lower in the 2008 period, declining from 5.18% in 2007 to 4.81% in 2008.

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

	Quarter Ended March 31, 2008 Compared to 2007
	Volume	Rate	Net
	(In thousands)
Interest-earning assets
Loans receivable	$852	$58	$910
Securities	(110)	12	(98)
Federal funds sold	(1)	(11)	(12)
Other interest-earning assets	30	(7)	23

Total interest-earning assets	771	52	823

Interest bearing liabilities
Demand deposits	34	(8)	26
Savings and club accounts	(5)	—	(5)
Certificates of deposit	(29)	84	55
Borrowed money	410	(3)	407

Total interest-bearing liabilities	410	73	483

Net interest income	$361	$(21)	$340

Net Interest Income. Net interest income increased $340,000, or 33.7%, to $1.3 million for the three months ended March 31, 2008 from $1.0 million for the three months ended March 31, 2007. Increases in both average interest-earning assets and the yield on those assets in the three months ended March 31, 2008 as compared to 2007 were offset by increases in the cost of interest-bearing liabilities and increases in average deposit and borrowing balances. The average rate on deposit liabilities rose in response to local market conditions and from the change in the composition of deposits in 2008 from savings to certificates of deposit.

The federal funds rate increased throughout 2005 and 2006, to 5.25% in June 2006 and remained at that level until September 2007, at which time it began to decline. As of March 31, 2008, the federal funds rate was 2.25%. The interest rate on 10-year Treasury notes, from which the Company generally prices conventional mortgages, remained relatively flat during the period when the federal funds rate was increasing. The negative impact on net interest income of the flattening, and at times inverted interest rate yield curve was mitigated by reinvesting the proceeds of maturing lower yielding securities and other interest-earning assets into higher yielding loans, as well as diversifying the loan portfolio into higher yielding multi-family, non-residential, construction, home equity and commercial real estate loans. Increases in short-term interest rates without a corresponding increase in long-term interest rates have resulted, and may continue to result in an increase in interest expense and a reduction in net interest income in the future.

Provision for Loan Losses. The allowance for loan losses was $319,000, or 0.20%, of gross loans outstanding at March 31, 2008 compared to $284,000, or 0.18%, of gross loans outstanding at December 31, 2007. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Despite a weakening economy, there has been no material change in the delinquency levels, loss experience, or other factors affecting the Bank. Loans grew by $4.7 million during the quarter ended March 31, 2008, including additions in non-residential mortgages and multifamily construction mortgages and as a result, $35,000 was added to the allowance for loan losses. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Expenses. Non-interest expenses were $1.6 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively, representing an increase of $418,000, or 35.5%. An increase of $144,000 during the three months ended March 31, 2008 in salaries and employee benefits resulted from additions to staff in lending, compliance and operations, raises and incentive compensation, and higher benefit costs, including the cost of the employee stock ownership plan and stock based compensation. Higher net occupancy costs ($69,000) resulted principally from the lease on the new Eastchester branch location. Professional fees were $61,000 in the quarter ended March 31, 2007 and $150,000 in the quarter ended March 31, 2008. The increase resulted from costs associated with the proxy statement and the annual shareholders’ meeting, compensation related consulting and other costs associated with operating as a public company. Director’s fees increased by $32,000 as a result of additional board and committee meetings and stock based compensation. Other non-interest expense includes the cost of printing the proxy statement, franchise taxes and other costs associated with operating as a public company.

Income Tax Expense (Benefit). The income tax benefit was $65,000 in the three month period ended March 31, 2008 compared to $32,000 in the comparable 2007 period. The tax provision (benefit) is recorded based on pretax income (loss), at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three month periods ended March 31, 2008 and 2007 was different than the statutory rate as a result of providing for New York State minimum taxes.

Comparison of Operating Results for the Six Months Ended March 31, 2008 and 2007

General. The Company incurred a net loss of $279,000 for the six months ended March 31, 2008, compared to a net loss of $80,000 for the six months ended March 31, 2007. The increase in the net loss primarily reflects an increase in non-interest expenses which was partially offset by an increase in net interest income.

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

	Six Months Ended March 31,
	2008			2007
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Loans	$154,362	$4,632	6.00%	$100,008	$2,888	5.78%
Securities	3,177	69	4.34%	16,867	298	3.53%
Federal funds sold	6,933	144	4.15%	1,735	45	5.19%
Other interest-earning assets	5,434	119	4.38%	2,091	51	4.88%

Total interest-earning assets	169,906	4,964	5.84%	120,701	3,282	5.44%

Non interest-earning assets	3,552			5,065

Total assets	$173,458			$125,766

Interest-bearing liabilities
Demand deposits	$9,846	173	3.51%	$5,454	95	3.48%
Savings and club accounts	40,972	81	0.40%	46,160	92	0.40%
Certificates of deposit	54,270	1,241	4.57%	50,394	1,031	4.09%
Borrowed money	33,260	818	4.92%	4,032	105	5.21%

Total interest-bearing liabilities	138,348	2,313	3.34%	106,040	1,323	2.50%

Non interest-bearing deposits	10,380			10,999
Other liabilities	846			425

Total liabilities	149,574			117,464

Total stockholders’ equity	23,884			8,302

Total liabilities and stockholders’ equity	$173,458			$125,766

Interest rate spread		$2,651	2.50%		$1,959	2.94%

Net interest-earning assets/net interest margin	$31,558		3.12%	$14,661		3.25%

Ratio of interest earning assets to interest bearing liabilities		1.23X			1.14X

Interest Income. Interest income increased $1.7 million, or 51.2%, to $5.0 million for the six months ended March 31, 2008 from $3.3 million for the six months ended March 31, 2007. The increase in interest income was due to increases of $1.7 million in interest income from loans, an increase of $99,000 in interest from federal funds sold and an increase of $68,000 in interest from other interest-earning assets offset by a $229,000 decrease in interest income from securities.

Interest income from loans increased by $1.7 million, or 60.4%, to $4.6 million for the six months ended March 31, 2008 from $2.9 million for the six months ended March 31, 2007. The increase was due to a $54.4 million, or 54.3%, increase in the average balance of loans to $154.4 million in the six months ended March 31, 2008 from $100.0 million in the six months ended March 31, 2007 and an increase in the average yield to 6.00% from 5.78%, as additions to the loan portfolio were made at interest rates that were higher than the interest rate on the overall portfolio. The $54.4 million increase in average loan balances includes a $44.3 million increase in the conventional one- to four-family residential mortgage portfolio, a $2.2 million increase in the home equity category and a $6.4 million increase in non-residential real estate mortgages.

Interest income from securities decreased by $229,000 to $69,000 for the six months ended March 31, 2008 from $298,000 for the six months ended March 31, 2007. The decrease in interest income from securities was due to maturities of U.S. Government Agency bonds which caused the average balance to decrease by $13.7 million in the six months ended March 31, 2008 compared to the six months ended March 31, 2007. The impact of the bond maturities was partially offset by an increase in the average yield on securities of 4.34% for the six months ended March 31, 2008 compared to 3.53% for the six months ended March 31, 2007, as the result of maturities of bonds with lower yields and reinvestment of maturities in securities with higher yields.

Interest income on federal funds sold increased by $99,000 to $144,000 in the six month period ended March 31, 2008 from $45,000 in 2007 as a result of higher average balances invested, offset by lower interest rates earned. Interest income on other interest-earning assets increased by $68,000 to $119,000 in the six month period ended March 31, 2008 from $51,000 in 2007 as a result of higher average balances invested, offset by lower interest rates earned

Interest Expense. Interest expense increased by $990,000, or 74.8%, to $2.3 million in the six month period ended March 31, 2008 compared to $1.3 million in the comparable 2007 period. The increase in interest expense resulted from a shift in deposits from savings to certificates of deposit, higher average interest-bearing demand deposit balances, higher FHLB borrowings and higher interest rates on certificates of deposit. The average balance of interest-bearing demand deposits increased from $5.5 million in the six months ended March 31, 2007 to $9.8 million in the six months ended March 31, 2008 as a result of offering more competitive interest rates to attract deposits in this category. The average balance of savings and clubs decreased by $5.2 million to $41.0 million in the six months ended March 31, 2008 from $46.2 million in the comparable 2007 period primarily as a result of customers transferring deposits into higher yielding categories. The average balance of certificates of deposit increased from $50.4 million in the six months ended March 31, 2007 to $54.3 million in 2008 as a result of customers transferring funds into higher yielding certificates of deposit, net of deposit decreases resulting from higher interest rates offered by other banks, caused in part by liquidity issues in the marketplace. FHLB borrowings which were used to fund loan demand increased from $4.0 million in 2007 to $33.3 million in the six months ended March 31, 2008. The interest rate on these borrowings was lower in the 2008 period, declining from 5.21% in 2007 to 4.92% in 2008.

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

	Six Months Ended March 31, 2008 Compared to 2007
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$1,630	$114	$1,744
Securities	(285)	56	(229)
Federal funds sold	110	(11)	99
Other interest-earning assets	74	(6)	68

Total interest-earning assets	1,529	153	1,682

Interest bearing liabilities:
Demand deposits	77	1	78
Savings and club accounts	(11)	—	(11)
Certificates of deposit	83	127	210
Borrowed money	719	(6)	713

Total interest-bearing liabilities	868	122	990

Net interest income	$661	$31	$692

Net Interest Income. Net interest income increased $692,000, or 35.3%, to $2.7 million for the six months ended March 31, 2008 from $2.0 million for the six months ended March 31, 2007. Increases in both average interest-earning assets and the yield on those assets in the six months ended March 31, 2008 as compared to 2007 were offset by increases in the cost of interest-bearing liabilities and increases in average demand deposit, certificate of deposit and borrowing balances. The average rate on deposit liabilities rose in response to local market conditions and from the change in the composition of deposits in 2008 from savings to certificates of deposit.

Provision for Loan Losses. The allowance for loan losses was $319,000, or 0.20%, of gross loans outstanding at March 31, 2008 compared to $269,000, or 0.18%, of gross loans outstanding at September 30, 2007. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Despite a weakening economy, there has been no material change in the delinquency levels, loss experience, or other factors affecting the Bank. Loans grew by $12.3 million during the six months ended March 31, 2008, including additions in non-residential mortgages and multifamily construction mortgages and as a result, $50,000 was added to the allowance for loan losses. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $195,000 in the six months ended March 31, 2008 was higher than the comparable 2007 amount as a result of fees earned from referring a loan which was outside the Bank’s lending parameters to another lender.

Non-interest Expenses. Non-interest expenses were $3.2 million and $2.2 million for the six months ended March 31, 2008 and 2007, respectively, representing an increase of $937,000, or 42.2%. Higher salaries and benefits ($377,000) resulted from additions to staff in lending, compliance and operations, raises and incentive compensation, and higher benefit costs, including the cost of the employee stock ownership plan and stock based compensation. Higher net occupancy costs ($112,000) resulted principally from the lease on the new Eastchester branch location. Professional fees were $389,000 in the six months ended March 31, 2008 and $126,000 in the six months ended March 31, 2007. The increase resulted from costs associated with the proxy statements and the special shareholders meeting and annual shareholders’ meeting, the cost of preparing and filing the first annual report and Form 10-KSB and the cost of the Registration Statement on Form S-8 for the stock option and management recognition programs, compensation related consulting and other costs associated with operating as a public company. Director’s fees increased by $33,000 as a result of additional board and committee meetings and stock based compensation. Other non-interest expense includes the cost of proxy solicitation and printing the proxy statement, franchise taxes and other costs associated with operating as a public company.

Income Tax Expense (Benefit). The income tax benefit was $84,000 in the six month period ended March 31, 2008 compared to $35,000 in the comparable 2007 period. The tax provision (benefit) is recorded based on pretax income (loss), at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the six month periods ended March 31, 2008 and 2007 was different than the statutory rate as a result of providing for New York State minimum taxes.

Management of Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a significant portion of its assets and liabilities. Fluctuations in interest rates will also affect the market value of interest-earning assets and liabilities, other than those which possess a short-term maturity. Interest rates are highly sensitive to factors that are beyond the Company’s control, including general economic conditions, inflation, changes in the slope of the interest rate yield curve, monetary and fiscal policies of the federal government and the regulatory policies of government authorities. Due to the nature of the Company’s operations, it is not subject to foreign currency exchange or commodity price risk. Instead, the Company’s loan portfolio, concentrated in Westchester County, New York, is subject to the risks associated with the economic conditions prevailing in its market area.

The primary goals of the Company’s interest rate management strategy are to determine the appropriate level of risk given the business strategy and then manage that risk so as to reduce the exposure of the Company’s net interest income to fluctuations in interest rates. Historically, the Company’s lending activities have been dominated by one- to four-family real estate mortgage loans. The primary source of funds has been deposits and FHLB borrowings which have substantially shorter terms to maturity than the loan portfolio, and as a result, the Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to limiting terms of fixed rate one- to four-family mortgage loan originations which are retained in the Company’s portfolio, emphasizing investments with short- and intermediate-term maturities of less than five years and borrowing term funds from FHLB.

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

Net Interest Income at Risk

The Company uses a simulation model to monitor interest rate risk. This model reports the net interest income and net economic value at risk under different interest rate environments. Specifically, an analysis is performed of changes in net interest income assuming changes in interest rates, both up and down, from current rates over the three-year period following the current financial statements. The changes in interest income and interest expense due to changes in interest rates reflect the interest sensitivity of the Company’s interest-earning assets and interest-bearing liabilities.

The table below sets forth the changes in net interest income, as of December 31, 2007, the latest information available, that would result from various basis point changes in interest rates over a twelve-month period.

	Net Interest Income
Change in Interest Rates In Basis Points (Rate Shock)	Amount	Dollar Change	Percent Change
	(Dollars in Thousands)
300	$5,453	$(108)	-1.9%
200	5,491	(70)	-1.3%
100	5,531	(30)	-0.5%
0	5,561	—	0.0%
-100	5,567	6	0.1%
-200	5,523	(38)	-0.7%
-300	5,419	(142)	-2.6%

Liquidity and Capital Resources

The Company is required to maintain levels of liquid assets sufficient to ensure the Company’s safe and sound operation. Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as Federal funds and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At March 31, 2008, the Company had $34.9 million in advances from the FHLB.

In the six months ended March 31, 2008, net cash used for operating activities was $27,000, compared to net cash used of $459,000 in the comparable 2007 period. In the six months ended March 31, 2008, the net loss of $318,000 was offset by non-cash expenses of $282,000. In the six months ended March 31, 2007, the increase in other assets includes deferred costs related to the conversion to a public company and related stock issuance which were subsequently netted against the proceeds of the stock offering.

In the six months ended March 31, 2008, investing activities used $12.2 million of cash, compared to $584,000 of cash provided in the 2007 period. In the six months ended March 31, 2008, maturities of investment securities, net of purchases provided $639,000 of cash and loan growth used $12.4 million of cash. In the six months ended March 31, 2007, maturities of U.S. Government bonds provided cash of $7.5 million and loan growth used $6.5 million of cash.

Net cash provided by financing activities was $7.0 million and $36.0 million in the six month periods ended March 31, 2008 and 2007, respectively. In the 2008 period, increases in deposits provided $2.4 million of cash and borrowings from FHLB provided $5.0 million of cash. In the 2007 period, higher deposits, including proceeds from subscriptions to purchase common stock of the Company of $36.0 million provided cash of $39.9 million while repayment of FHLB borrowing used $4.2 million of cash.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2008, the Company had cash and cash equivalents of $12.2 million and securities of $3.8 million. At March 31, 2008, the Company has outstanding commitments to originate loans of $6.0 million and $9.0 million of undisbursed funds from approved lines of credit, principally under a homeowners’ equity line of credit lending program. Certificates of deposit scheduled to mature in one year or less at March 31, 2008, totaled $50.0 million. Management believes that, based upon its experience and the Company’s deposit flow history, a significant portion of such deposits will remain with the Company.

On April 17, 2008, the Board of Directors of CMS Bancorp, Inc. approved a stock buy back plan that authorizes the Company to buy back as much as 5% of the outstanding stock of the Company over the next year. The buy back will be administered as a 10b5-1 plan by Stifel Nicolaus, the Company’s investment banker.

The Company had an unused overnight line of credit and an unused one month overnight repricing line of credit commitment with the Federal Home Loan Bank of New York totaling $31.7 million, which expire on July 31, 2008.

The following table sets forth the Bank’s capital position at March 31, 2008, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
March 31, 2008:
Total capital (to risk-weighted assets)	$15,823	16.72%	$	≥7,571	≥8.00%	$	≥9,464	≥10.00%
Core (Tier 1) capital (to risk-weighted assets)	15,504	16.38		—	—		≥5,678	≥ 6.00
Core (Tier 1) capital (to total assets)	15,504	8.70		≥7,130	≥4.00		≥8,912	≥ 5.00
Tangible capital (to total assets)	15,504	8.70		≥2,274	≥1.50		—	—

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on February 21, 2008 (the “Meeting”). All the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted and the tabulation of the votes for each proposal was as follows:

1.	Election of William V. Cuddy, Jr. as a Director of CMS Bancorp, Inc.

The number of votes cast with respect to this matter was as follows:

1,464,035 For, 0 Against, 76,499 Abstain. There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

2.	Election of Annemarie V. Romagnoli as a Director of CMS Bancorp, Inc.

The number of votes cast with respect to this matter was as follows:

1,444,373 For, 0 Against, 96,161 Abstain. There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

3.	Ratification of the appointment of Beard Miller Company LLP as the company’s independent auditor for the fiscal year ending September 30, 2008.

The number of votes cast with respect to this matter was as follows:

1,506,310 For, 28,163 Against, 6,061 Abstain. There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

Item 6. Exhibits

The following Exhibits are filed as part of this report.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer.

32.1	Section 1350 Certification of principal executive officer.

32.2	Section 1350 Certification of principal financial officer.

99.1	Compensation Committee Charter

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMS Bancorp, Inc

Date: May 13, 2008	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: May 13, 2008	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer