Form 10QSB
period 2008-06-30
CMS Bancorp, Inc.
filed 2008-08-13
CIK 1350072

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 11, 2008 there were 1,887,459 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Traditional Small Business Disclosure.    Yes  ☐    No  ☒

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2008	September 30, 2007
	(Dollars in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$1,356	$1,164
Interest-bearing deposits	1,306	3,276
Federal funds sold	510	13,100

Total cash and cash equivalents	3,172	17,540
Securities available for sale	10,452	2,116
Securities held to maturity, estimated fair value of $232 and $2,463, respectively	212	2,449
Loans receivable, net of allowance for loan losses of $384 and $269, respectively	163,367	146,701
Premises and equipment	2,037	1,326
Federal Home Loan Bank of New York stock	1,874	1,550
Interest receivable	724	795
Other assets	894	1,029

Total assets	$182,732	$173,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$122,541	$117,500
Securities sold under repurchase agreements	317	—
Advances from Federal Home Loan Bank of New York	34,901	30,000
Advance payments by borrowers for taxes and insurance	884	366
Other liabilities	1,408	1,286

Total liabilities	160,051	149,152

Stockholders’ equity
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 14,000,000 shares authorized, 2,055,165 shares issued; 1,928,459 (2008) and 2,055,165 (2007) shares outstanding, respectively	21	21
Additional paid in capital	18,656	18,535
Retained earnings	7,184	7,641
Treasury stock, 126,706 shares (2008)	(1,308)	—
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,576)	(1,617)
Accumulated other comprehensive (loss)	(296)	(226)

Total stockholders’ equity	22,681	24,354

Total liabilities and stockholders’ equity	$182,732	$173,506

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest income
Loans	$2,412	$1,603	$7,044	$4,491
Securities	79	96	148	394
Federal funds sold	35	220	179	265
Other interest-earning assets	41	41	160	92

Total interest income	2,567	1,960	7,531	5,242

Interest expense
Deposits	714	712	2,209	1,930
Mortgage escrow funds	3	3	10	8
Borrowings	426	—	1,237	100

Total interest expense	1,143	715	3,456	2,038

Net interest income	1,424	1,245	4,075	3,204
Provision for loan losses	65	30	115	30

Net interest income after provision for loan losses	1,359	1,215	3,960	3,174

Non-interest income
Fees and service charges	73	63	205	204
Other	1	1	64	8

Total non-interest income	74	64	269	212

Non-interest expense
Salaries and employee benefits	943	696	2,593	1,969
Net occupancy	210	156	624	457
Equipment	132	109	362	332
Professional fees	169	75	558	201
Advertising	34	27	73	58
Federal insurance premium	3	3	10	10
Directors’ fees	40	30	134	91
Other insurance	11	16	46	60
Bank charges	18	16	55	48
Contributions	—	777	—	794
Other	132	80	396	187

Total non-interest expense	1,692	1,985	4,851	4,207

(Loss) before income taxes	(259)	(706)	(622)	(821)
Income tax (benefit) expense	(81)	27	(165)	(8)

Net (loss)	$(178)	$(733)	$(457)	$(813)

Net (loss) per common share
Basic and diluted	$(0.10)	$(0.39)	$(0.25)	$(0.43)

Weighted average number of common shares outstanding
Basic and diluted	1,801,868	1,891,437	1,837,412	1,891,026

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net (loss)	$(178)	$(733)	$(457)	$(813)

Other comprehensive income (loss) net of income taxes
Gross unrealized holding gain (loss) on securities available for sale	(130)	6	(112)	17
Amortization of prior service cost	(4)	—	(4)	—
Deferred income taxes	53	2	46	7

Other comprehensive income (loss)	(81)	4	(70)	10

Comprehensive (loss)	$(259)	$(729)	$(527)	$(803)

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities
Net (loss)	$(457)	$(813)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation of premises and equipment	111	96
Amortization and accretion, net	27	56
Provision for loan losses	115	30
Deferred income taxes	84	(19)
Stock contributed to The Community Mutual Charitable Foundation	—	714
ESOP expense	41	15
Stock based compensation expense	121	—
Decrease (increase) in interest receivable	71	(27)
Decrease in other assets	96	389
Increase in accrued interest payable	47	177
Increase (decrease) in other liabilities	71	(117)

Net cash provided by operating activities	327	501

Cash flows from investing activities
Proceeds from maturities of securities available for sale	2,046	—
Proceeds from maturities of securities held to maturity	2,200	11,500
Purchases of securities available for sale	(10,792)	—
Principal repayments on securities available for sale	302	10
Principal repayments on securities held to maturity	37	25
Net (increase) in loans receivable	(16,811)	(23,523)
Additions to premises and equipment	(822)	(662)
(Purchase) redemption of Federal Home Loan Bank of N.Y. stock	(324)	151

Net cash (used for) investing activities	(24,164)	(12,499)

Cash flows from financing activities
Net increase in deposits	5,041	6,762
Net increase in securities sold under repurchase agreements	317
Proceeds from issuance of common stock	—	18,657
Stock issued to ESOP	—	(1,644)
Advances from Federal Home Loan Bank of N.Y.	5,000	—
Repayment of advances from Federal Home Loan Bank of N.Y.	(99)	(4,204)
Net increase in payments by borrowers for taxes and insurance	518	340
Purchase of treasury stock	(1,308)	—

Net cash provided by financing activities	9,469	19,911

Net (decrease) increase in cash and cash equivalents	(14,368)	7,913
Cash and cash equivalents - beginning	17,540	3,061

Cash and cash equivalents - ending	$3,172	$10,974

Supplemental information
Cash paid during the period for
Interest	$3,409	$1,861

Income taxes	$—	$9

Transfer of reorganization expenses to additional paid in capital	$—	$817

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

The Bank is a community and customer oriented retail savings bank offering residential mortgage loans and traditional deposit products and, to a lesser extent, commercial real estate, small business and consumer loans in Westchester County, New York, and surrounding areas. The Bank currently retains substantially all of the loans that it originates. The Bank also invests in various types of assets, including securities of various government-sponsored enterprises and mortgage-backed securities.

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

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months and nine months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2007 which are in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on December 28, 2007.

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

6. Retirement Plans – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Service cost	$26	$23	$78	$69
Interest cost	51	40	156	120
Expected return on plan assets	(58)	(42)	(170)	(127)
Amortization of prior service cost	4	1	4	2
Amortization of unrecognized loss	—	8	—	26

Total	$23	$30	$68	$90

7. Stock Repurchase Program

On April 17, 2008, the Board of Directors of CMS Bancorp, Inc. approved a stock buy back plan that authorizes the Company to buy back as much as 98,647 shares of the outstanding stock of the Company over the next year. The buy back is being administered as a 10b5-1 plan by Stifel Nicolaus, the Company’s investment banker. Through June 30, 2008, 44,500 shares had been repurchased at an aggregate cost of $451,825, or $10.15 per share. Through August 6, 2008, 85,500 shares had been repurchased at an aggregate cost of $866,775, or $10.14 per shares and 13,147 shares remain to be purchased under the plan.

8. Stock Based Compensation

The fair value of each stock option grant is established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions for options granted in November 2007: risk-free interest rate of 4.03%; volatility factor of expected market price of the Company’s common stock of 11.3%; weighted average expected lives of the options of 7 years; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions was $2.73 per option. During the nine months ended June 30, 2008, the Company granted 152,154 options to purchase shares of the Company’s common stock at an exercise price of $10.12 per share. The Company recorded compensation expense of $21,000 and $48,000 during the three and nine months ended June 30, 2008, respectively.

The Company has a Management Recognition Plan (“MRP”). The shares awarded under the MRP vest over a five year service period on the anniversary of the grant date. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the shares covered under the MRP. The Company recognizes compensation expense for the fair value of the shares covered by the MRP on a straight line basis over the requisite service period. As of June 30, 2008, 61,701 shares have been awarded under the MRP, all of which were non-vested. The Company recorded compensation expense of $31,000 and $73,000 during the three and nine months ended June 30, 2008, respectively.

9. Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Item 2. - Management’s Discussion and Analysis or Plan of Operation

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

The Company’s net interest income may be affected by market interest rate changes. During portions of the last two years, increases in short-term interest rates without a corresponding increase in long-term interest rates, resulted in an increase in interest expense and reduction in net interest income. The effect of a flat or inverted interest rate yield curve did, and could in the future decrease the Company’s ability to reinvest proceeds from loan and investment repayments at higher interest rates. During portions of 2007 and 2008, the Company’s cost of funds increased faster than its yield on loans and investments, due to the longer-term nature of its interest-earning assets and the yield curve environment.

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

Comparison of Financial Condition at June 30, 2008 to September 30, 2007

Total assets increased by $9.2 million, or 5.3%, to $182.7 million at June 30, 2008 from $173.5 million at September 30, 2007. Cash and cash equivalents, deposit growth and borrowing from the Federal Home Loan Bank of N.Y. (“FHLB”) were used to fund loan growth and purchase investments in securities.

In the nine months ended June 30, 2008, cash and cash equivalents declined by $14.4 million, or 81.9%, and were used to fund loan growth and investments in available for sale securities.

In the nine months ended June 30, 2008, securities available for sale increased by $8.3 million as maturities of held to maturity investments and Federal funds sold were invested in available for sale securities to improve the yield on these investments and provide for liquidity.

Loans receivable were $163.4 million and $146.7 million at June 30, 2008 and September 30, 2007, respectively, representing an increase of $16.7 million, or 11.4%. The increase in loans resulted principally from originations of one-to-four family mortgage loans, non-residential real estate loans, multi-family housing loans and residential construction loans. While the banking industry has seen increases in loan delinquencies and defaults over the past year, particularly in the subprime sector, the Company has not experienced losses in its loan portfolio due primarily to its conservative underwriting policies. As of June 30, 2008 and September 30, 2007, the Company had no non-performing loans and the allowance for loan losses was 0.23% and 0.18% of loans outstanding, respectively. There were no loans charged off or recoveries in the nine month period ended June 30, 2008 or 2007. Despite a weakening economy, there has been no material shift in the loan portfolio, delinquency levels, loss experience, or other factors affecting the Bank. Loans grew by $16.7 million during the nine months ended June 30, 2008 and as a result of loan growth and the deterioration of economic conditions in the Company’s primary market area, $115,000 was added to the allowance for loan losses.

Additions to premises and equipment related principally to the cost of the new Eastchester branch which opened in April 2008 and the new Greenburgh branch which is scheduled to open in September 2008.

Deposits increased by $5.0 million, or 4.3%, from $117.5 million as of September 30, 2007 to $122.6 million as of June 30, 2008. The increase in deposits resulted from offering more competitive interest rates on money market accounts and short term certificates of deposit, offset in part by decreases in savings balances as customers shifted savings into higher yielding certificates of deposit.

Borrowed money increased to $35.2 million as of June 30, 2008 from $30.0 million as of September 30, 2007 and was used to fund loan demand. The increase in advance payments by borrowers for taxes and insurance resulted from the seasonal aspect of customers making such deposits in advance of the payment of taxes and insurance.

Stockholders’ equity decreased from $24.4 million at September 30, 2007 to $22.7 million at June 30, 2008 as a result of the net loss incurred during the period and the purchase, by the plan’s independent trustee, of 82,206 shares of the Company’s common stock to fund the Management Recognition Plan (“MRP”), for $856,000 and the purchase of 44,500 shares of the Company’s common stock under the previously announced stock buy back program for $452,000.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

General. The Company incurred a net loss of $178,000 for the three months ended June 30, 2008, compared to a net loss of $733,000 for the three months ended June 30, 2007. The decrease in the net loss primarily reflects an increase in net interest income and a reduction in non-interest expenses. Non-interest expense declined in the three month period ended June 30, 2008 as compared to 2007 as a result of not having a contribution to the Community Mutual Charitable Foundation in the 2008 period, offset in part by increases in salaries and benefits and other operating expenses in the 2008 period.

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average annual yield on interest-earning assets and average annual cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses.

	Three Months Ended June 30,
	2008				2007
	(Dollars in thousands)
	Average Balance	Interest		Yield/ Cost	Average Balance	Interest		Yield/ Cost

Interest-earning assets
Loans	$160,683	$2,412		6.00%	$108,932	$1,603		5.89%
Securities	7,090	79		4.46%	9,368	96		4.10%
Federal funds sold	6,774	35		2.07%	16,736	220		5.26%
Other interest-earning assets	3,430	41		4.78%	3,121	41		5.25%

Total interest-earning assets	177,977	2,567		5.77%	138,157	1,960		5.67%

Non interest-earning assets	4,999				3,791

Total assets	$182,976				$141,948

Interest-bearing liabilities
Demand deposits	$11,958	60		2.01%	$7,079	65		3.67%
Savings and club accounts	40,055	40		0.40%	43,356	43		0.40%
Certificates of deposit	59,482	614		4.13%	51,071	604		4.73%
Borrowed money	35,526	429		4.83%	457	3		2.63%

Total interest-bearing liabilities	147,021	1,143		3.11%	101,963	715		2.80%

Non interest-bearing deposits	11,721				15,040
Other liabilities	1,204				811

Total liabilities	159,946				117,814

Total stockholders’ equity	23,030				24,134

Total liabilities and stockholders’ equity	$182,976				$141,948

Interest rate spread		$1,424		2.66%		$1,245		2.87%

Net interest-earning assets/net interest margin	$30,956			3.20%	$36,194			3.60%

Ratio of interest earning assets to interest bearing liabilities		1.21	x			1.35	x

Interest Income. Interest income increased $607,000, or 31.0%, to $2.6 million for the three months ended June 30, 2008 from $2.0 million for the three months ended June 30, 2007. The increase in interest income was due to an increase of $809,000 in interest income from loans offset by a $202,000 decrease in interest income from securities, Federal funds sold and other interest-earning assets.

Interest income from loans increased by $809,000, or 50.5%, to $2.4 million for the three months ended June 30, 2008 from $1.6 million for the three months ended June 30, 2007. The increase was due to a $51.8 million, or 47.5%, increase in the average balance of loans to $160.7 million in the three months ended June 30, 2008 from $108.9 million in the three months ended June 30, 2007 and an associated increase in the average yield to 6.00% from 5.89%, because additions to the loan portfolio were made at interest rates that were higher than the interest rate on the overall portfolio. The increase in average loan balances was principally from originations of conventional one-to-four-family residential mortgages, and to a lesser degree from originations of non-residential real estate loans, multi-family housing loans and residential construction loans. Higher loan volume contributed $772,000 of the $809,000 increase in interest income, while the higher interest rates contributed $37,000 of such increase.

Interest income from securities decreased by $17,000 to $79,000 for the three months ended June 30, 2008 from $96,000 for the three months ended June 30, 2007. The decrease in interest income from securities was due to maturities of U.S. Government Agency bonds which caused the average balance to decrease by $2.3 million in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The impact of the bond maturities was partially offset by an increase in the average yield on securities to 4.46% for the quarter ended June 30, 2008 compared to 4.10% for the quarter ended June 30, 2007, as the result of maturities of bonds with lower yields and reinvestment of maturities in securities with higher yields. Interest income from Federal funds sold declined from $220,000 in the three months ended June 30, 2007 to $35,000 in the three months ended June 30, 2008 due to decreases in both the average balances invested and the Federal funds interest rates. Average balances invested declined from $16.7 million in the three months ended June 30, 2007 to $6.8 million in the comparable 2008 period and the average interest rate declined from 5.26% in the three months ended June 30, 2007 to 2.07% in the comparable 2008 period. Interest income from other interest-earning assets was $41,000 in the three months ended June 30, 2007 and 2008 as an increase in the average balances was offset by lower yields on those investments.

Interest Expense. Interest expense increased by $428,000, or 59.9%, to $1.1 million in the three month period ended June 30, 2008 compared to $715,000 in the comparable 2007 period. More competitive pricing of interest bearing demand deposit accounts resulted in an increase in the average balance of $4.9 million, from $7.1 million in the three months ended June 30, 2007 to $12.0 million in the comparable 2008 period, offset by a decrease in the average rate on interest bearing demand deposits from 3.67% in the three months ended June 30, 2007 to 2.01% in the comparable 2008 period. The decrease in the average rate on these deposits resulted from decreases in market interest rates following reductions in the Federal funds rate which was 5.25% as of June 30, 2007 and 2.00% as of June 30, 2008. Interest on savings and clubs declined by $3,000 as a result of the average balances declining from $43.4 million in the three months ended June 30, 2007 to $40.1 in the comparable 2008 period. More competitive market rates offered on certificates of deposit resulted in an increase in the average balance of $8.4 million, to $59.5 million for the quarter ended June 30, 2008. Overall declines in market interest rates reduced the average interest rate on these deposits from 4.73% in the quarter ended June 30, 2007 to 4.13% in the comparable 2008 period. Interest expense on certificates of deposit increased by $10,000 in the three months ended June 30, 2008 compared to the comparable 2007 period, with a $94,000 increase due to higher volume being offset by an $84,000 decrease due to interest rates. FHLB borrowings which were used to fund loan demand increased to $35.5 million in the quarter ended June 30, 2008 at an average interest rate on these borrowings of 4.83%.

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

	Three Months Ended June 30, 2008 Compared to 2007
	Volume	Rate	Net
	(In thousands)
Interest-earning assets
Loans receivable	$772	$37	$809
Securities	13	(30)	(17)
Federal funds sold	(108)	(77)	(185)
Other interest-earning assets	(1)	1	—

Total interest-earning assets	676	(69)	607

Interest bearing liabilities
Demand deposits	13	(18)	(5)
Savings and club accounts	(3)	—	(3)
Certificates of deposit	94	(84)	10
Borrowed money	421	5	426

Total interest-bearing liabilities	525	(97)	428

Net interest income	$151	$28	$179

Net Interest Income. Net interest income increased $179,000, or 14.4%, to $1.4 million for the three months ended June 30, 2008 from $1.2 million for the three months ended June 30, 2007. Increases in both average interest-earning assets and the yield on those assets in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 were offset by increases in the average deposit and borrowing balances, and an increase in the cost of interest-bearing liabilities.

The Federal funds rate increased throughout 2005 and 2006, to 5.25% in June 2006 and remained at that level until September 2007, at which time it began to decline. As of June 30, 2008, the Federal funds rate was 2.00%. The interest rate on 10-year Treasury notes, from which the Company generally prices conventional mortgages, remained relatively flat during the period when the Federal funds rate was increasing. The negative impact on net interest income of the flattening, and at times inverted interest rate yield curve was mitigated by reinvesting the proceeds of maturing lower yielding securities and other interest-earning assets into higher yielding loans, as well as diversifying the loan portfolio into higher yielding multi-family, non-residential, construction, home equity and commercial real estate loans. Increases in short-term interest rates without a corresponding increase in long-term interest rates have resulted, and may continue to result in an increase in interest expense and a reduction in net interest income in the future.

Provision for Loan Losses. The allowance for loan losses was $384,000, or 0.23%, of gross loans outstanding at June 30, 2008 compared to $319,000, or 0.20%, of gross loans outstanding at March 31, 2008. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Despite a weakening economy, there has been no material change in the delinquency levels, loss experience, or other factors affecting the Bank. The Bank had no charge offs or recoveries during the quarter ended June 30, 2008 Loans grew by $4.4 million during the quarter ended June 30, 2008, including additions in non-residential mortgages, and as a result of loan growth and the deterioration of economic conditions in the Company’s primary market area, $65,000 was added to the allowance for loan losses in the quarter ended June 30, 2008. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $74,000 in the three months ended June 30, 2008 increased from $64,000 in the comparable 2007 period as a result of fees earned from originating loans for other lenders.

Non-interest Expenses. Non-interest expenses were $1.7 million and $2.0 million for the three months ended June 30, 2008 and 2007, respectively, representing a decrease of $293,000, or 14.8%. An increase of $247,000 during the three months ended June 30, 2008 in salaries and employee benefits resulted from additions to staff in the branches, in lending, compliance and operations, raises and incentive compensation, and higher benefit costs, including the cost of the employee stock ownership plan and stock based compensation. Higher net occupancy costs ($54,000) and equipment costs ($23,000) resulted principally from the lease on the new Eastchester branch location. Professional fees were $75,000 in the quarter ended June 30, 2007 and $169,000 in the quarter ended June 30, 2008. The increase resulted from the Compensation Committee’s engagement of outside compensation consultants and attorneys to review employment contracts and to a lesser degree, costs of documenting internal controls as required by the Sarbanes-Oxley Act. Contributions in the three month ended June 30, 2007 included the contribution to The Community Mutual Charitable Foundation which was made in conjunction with the public offering of the Company’s common stock. There was no contribution to the Foundation in the three months ended June 30, 2008. Other non-interest expense increased by $52,000 principally as a result of costs associated with operating as a public company.

Income Tax Expense (Benefit). The income tax benefit was $81,000 in the three month period ended June 30, 2008 compared to an expense of $27,000 in the comparable 2007 period. The tax provision (benefit) is recorded based on pretax income (loss), at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three month periods ended June 30, 2008 and 2007 was different than the statutory rate as a result of providing for New York State minimum taxes. The tax (benefit) expense in the three months ended June 30, 2007 was different than the benefit which would be expected from applying the statutory rate because deductions for contributions are limited to 10% of pre-tax income before the contribution and any unused charitable contribution can be carried forward for five years. The ability to realize sufficient future profits to utilize the contribution carryforward cannot be assured and as a result, the tax benefit of the contribution carryforward was not recognized by the Company by providing for a valuation allowance.

Comparison of Operating Results for the Nine Months Ended June 30, 2008 and 2007

General. The Company incurred a net loss of $457,000 for the nine months ended June 30, 2008, compared to a net loss of $813,000 for the nine months ended June 30, 2007. The decrease in the net loss primarily reflects an increase in net interest income, offset by an increase in non-interest expenses. Non-interest expense increased in the nine month period ended June 30, 2008 as compared to the comparable 2007 period as a result of higher salaries and benefits, higher occupancy costs and professional fees, partially offset by the fact that there was no contribution to the Community Mutual Charitable Foundation in the 2008 period.

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average annual yield on interest-earning assets and average annual cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses.

	Nine Months Ended June 30,
	2008				2007
	(Dollars in thousands)
	Average Balance	Interest		Yield/ Cost	Average Balance	Interest		Yield/ Cost
Loans	$156,469	$7,044		6.00%	$102,982	$4,491		5.81%
Securities	4,481	148		4.40%	14,367	394		3.66%
Federal funds sold	6,880	179		3.47%	6,735	265		5.25%
Other interest-earning assets	4,766	160		4.48%	2,434	92		5.04%

Total interest-earning assets	172,596	7,531		5.82%	126,518	5,242		5.52%

Non interest-earning assets	4,034				4,640

Total assets	$176,630				$131,158

Interest-bearing liabilities
Demand deposits	$10,550	233		2.94%	$5,995	160		3.56%
Savings and club accounts	40,666	121		0.40%	45,225	135		0.40%
Certificates of deposit	56,007	1,855		4.42%	50,620	1,635		4.31%
Borrowed money	34,015	1,247		4.89%	2,840	108		5.07%

Total interest-bearing liabilities	141,238	3,456		3.26%	104,680	2,038		2.60%

Non interest-bearing deposits	10,827				12,346
Other liabilities	965				553

Total liabilities	153,030				117,579

Total stockholders’ equity	23,600				13,579

Total liabilities and stockholders’ equity	$176,630				$131,158

Interest rate spread		$4,075		2.56%		$3,204		2.93%

Net interest-earning assets/net interest margin	$31,358			3.15%	$21,838			3.38%

Ratio of interest earning assets to interest bearing liabilities		1.22	x			1.21	x

Interest Income. Interest income increased $2.3 million, or 43.7%, to $7.5 million for the nine months ended June 30, 2008 from $5.2 million for the nine months ended June 30, 2007. The increase in interest income was due to increases of $2.6 million in interest income from loans, offset by a decrease of $264,000 in interest income from securities, Federal funds sold and other interest-earning assets.

Interest income from loans increased by $2.6 million, or 56.8%, to $7.0 million for the nine months ended June 30, 2008 from $4.5 million for the nine months ended June 30, 2007. The increase was due to a $53.5 million, or 51.9%, increase in the average balance of loans to $156.5 million in the nine months ended June 30, 2008 from $103.0 million in the nine months ended June 30, 2007 and an increase in the associated average yields to 6.00% for the 2008 period from 5.81% for the 2007 period, as additions to the loan portfolio were made at interest rates that were higher than the interest rate on the overall portfolio. The $53.5 million increase in average loan balances in the nine months ended June 30, 2008 was principally from originations of conventional one-to-four-family residential mortgages, and to a lesser degree from originations and higher usage of home equity lines, originations of non-residential real estate loans, multi-family housing loans and residential construction loans. Higher loan volume contributed $2.4 million of the $2.6 million increase in interest income from loans, while the higher interest rates contributed $151,000 of such increase.

Interest income from securities decreased by $246,000 to $148,000 for the nine months ended June 30, 2008 from $394,000 for the nine months ended June 30, 2007. The decrease in interest income from securities was due to maturities of U.S. Government Agency bonds which caused the average balance to decrease by $10.0 million in the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. The impact of the bond maturities was partially offset by an increase in the average yield on securities to 4.40% for the nine months ended June 30, 2008 compared to 3.66% for the nine months ended June 30, 2007, as the result of maturities of bonds with lower yields and reinvestment of maturities into securities with higher yields. Interest income on Federal funds sold decreased by $86,000 to $179,000 in the nine month period ended June 30, 2008 from $265,000 in the comparable 2007 period as a result of lower average balances invested and lower interest rates earned. Interest income on other interest-earning assets increased by $68,000 to $160,000 in the nine month period ended June 30, 2008 from $92,000 in the comparable 2007 period as a result of higher average balances invested, offset by lower interest rates earned.

Interest Expense. Interest expense increased by $1.4 million, or 69.6%, to $3.4 million in the nine month period ended June 30, 2008 compared to $2.0 million in the comparable 2007 period. More competitive pricing of interest bearing demand deposit accounts resulted in an increase in the average balance of $4.6 million, from $6.0 million in the nine months ended June 30, 2007 to $10.6 million in the comparable 2008 period, offset by a decrease in the average rate on interest bearing demand deposits from 3.56% in the nine months ended June 30, 2007 to 2.94% in the comparable 2008 period. The decrease in the average rate on these deposits resulted from decreases in market interest rates following reductions in the Federal funds rate, which was 5.25% as of June 30, 2007 and 2.00% as of June 30, 2008. Interest on savings and clubs declined by $14,000 as a result of the average balances declining from $45.2 million in the nine months ended June 30, 2007 to $40.7 in the comparable 2008 period. More competitive market rates offered on certificates of deposit resulted in an increase in the average balance of $5.4 million, to $56.0 million for the nine months ended June 30, 2008. Interest expense on certificates of deposit increased by $220,000 in the nine months ended June 30, 2008 compared to 2007, with an $83,000 increase due to higher volume and a $127,000 increase due to higher interest rates. The average balance of borrowed money, which was used to fund loan demand, increased to $34.0 million in the nine months ended June 30, 2008 compared to $2.8 million in the comparable 2007 period, at an average interest rate on these borrowings of 4.89% in the nine months ended June 30, 2008 compared to 5.07% in the comparable 2007 period.

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

	Nine Months Ended June 30, 2008 Compared to 2007
	Volume	Rate	Net
	(In thousands)
Interest-earning assets
Loans receivable	$2,402	$151	$2,553
Securities	(272)	26	(246)
Federal funds sold	2	(88)	(86)
Other interest-earning assets	73	(5)	68

Total interest-earning assets	2,205	84	2,289

Interest bearing liabilities
Demand deposits	90	(17)	73
Savings and club accounts	(14)	—	(14)
Certificates of deposit	177	43	220
Borrowed money	1,140	(1)	1,139

Total interest-bearing liabilities	1,393	25	1,418

Net interest income	$812	$59	$871

Net Interest Income. Net interest income increased $871,000, or 27.2%, to $4.1 million for the nine months ended June 30, 2008 from $3.2 million for the nine months ended June 30, 2007. Increases in both average interest-earning assets and the yield on those assets in the nine months ended June 30, 2008 as compared to 2007 were offset by increases in the cost of interest-bearing liabilities and increases in average demand deposit, certificate of deposit and borrowing balances. The average rate on deposit liabilities rose in response to local market conditions and from the change in the composition of deposits in 2008 from savings to certificates of deposit.

Provision for Loan Losses. The allowance for loan losses was $384,000, or 0.23%, of gross loans outstanding at June 30, 2008 compared to $269,000, or 0.18%, of gross loans outstanding at September 30, 2007. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Despite a weakening economy, there has been no material change in the delinquency levels, loss experience, or other factors affecting the Bank. Loans grew by $16.7 million during the nine months ended June 30, 2008, including additions in non-residential mortgages and multifamily construction mortgages, and, as a result of loan growth and the deterioration of economic conditions in the Company’s primary market area, $115,000 was added to the allowance for loan losses in the nine month period ended June 30, 2008. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $269,000 in the nine months ended June 30, 2008 was higher than the comparable 2007 amount of $212,000 as a result of fees earned from referring a loan which was outside the Bank’s lending parameters to another lender and loans originated for other lenders.

Non-interest Expenses. Non-interest expenses were $4.9 million and $4.2 million for the nine months ended June 30, 2008 and 2007, respectively, representing an increase of $644,000, or 15.3%. Higher salaries and benefits ($624,000) resulted from additions to staff in branches, lending, compliance and operations, as well as raises and incentive compensation, and higher benefit costs, including the cost of the employee stock ownership plan and stock based compensation. Higher net occupancy costs ($167,000) and equipment costs ($30,000) resulted principally from the lease on the new Eastchester branch location. Professional fees were $558,000 in the nine months ended June 30, 2008 and $201,000 in the nine months ended June 30, 2007. The increase resulted from costs associated with the proxy statements and the special shareholders meeting and annual shareholders’ meeting, the cost of preparing and filing the first annual report and Form 10-KSB and the cost of the Registration Statement on Form S-8 for the stock option and management recognition programs and other costs associated with operating as a public company. In addition, professional fees were higher due to the Compensation Committee’s engagement of outside compensation consultants and attorneys to review employment contracts and to a lesser degree, costs of documenting internal controls as required by the Sarbanes-Oxley Act. Director’s fees increased by $43,000 in the nine months ended June 30, 2008 as a result of additional board and committee meetings and stock based compensation. Other non-interest expense increased by $209,000 in the nine months ended June 30, 2008 principally as a result of costs associated with operating as a public company.

Contributions in the nine month ended June 30, 2007 included the contribution to The Community Mutual charitable Foundation which was made in conjunction with the public offering of the Company’s common stock. No such contributions were made in the comparable 2008 period. Other non-interest expense includes the cost of proxy solicitation and printing the proxy statement, franchise taxes and other costs associated with operating as a public company.

Income Tax Expense (Benefit). The income tax benefit was $165,000 in the nine month period ended June 30, 2008 compared to $8,000 in the comparable 2007 period. The tax provision (benefit) is recorded based on pretax income (loss), at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the nine month periods ended June 30, 2008 and 2007 was different than the statutory rate as a result of providing for New York State minimum taxes. The tax benefit in the nine months ended June 30, 2007 was different than the benefit which would be expected from applying the statutory rate because deductions for contributions are limited to 10% of pre-tax income before the contribution and any unused charitable contribution can be carried forward for five years. The ability to realize sufficient future profits to utilize the contribution carryforward cannot be assured and as a result, the tax benefit of the contribution carryforward was not recognized by the Company by providing for a valuation allowance.

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

The table below sets forth the changes in net interest income, as of March 31, 2008, the latest information available, that would result from various basis point changes in interest rates over a twelve-month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in Thousands)
300	$5,390	$(218)	-3.9%
200	5,467	(141)	-2.5%
100	5,543	(65)	-1.2%
0	5,608	—	0.0%
-100	5,646	38	0.7%
-200	5,612	4	0.1%

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

The Company’s primary sources of funds are deposits, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances and loans, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as Federal funds and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At June 30, 2008, the Company had $35.2 million of borrowed money.

In the nine months ended June 30, 2008, net cash provided by operating activities was $327,000, compared to $501,000 in the comparable 2007 period. In the nine months ended June 30, 2008, the net loss of $457,000 was offset by non-cash expenses of $499,000.

In the nine months ended June 30, 2008, investing activities used $24.2 million of cash, compared to $12.5 million in the 2007 period. In the nine months ended June 30, 2008, net investments in securities used $6.5 million of cash, loan growth used $16.8 million of cash and additions to premises and equipment used $822,000 of cash. In the nine months ended June 30, 2007, maturities of U.S. Government bonds provided cash of $11.5 million and loan growth used $23.5 million.

Net cash provided by financing activities was $9.5 million and $19.9 million in the nine month periods ended June 30, 2008 and 2007, respectively. In the 2008 period, increases in deposits provided $5.0 million of cash and borrowings from FHLB provided $5.0 million of cash, while purchases of stock under the buyback program and to fund the management recognition plan used $1.3 million of cash. In the 2007 period, higher deposits provided cash of $6.8 million, and net proceeds from the sale of common stock of the Company provided cash of $16.2 million while repayment of FHLB borrowing used $4.2 million of cash.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2008, the Company had cash and cash equivalents of $3.2 million and securities of $10.7 million. At June 30, 2008, the Company has outstanding commitments to originate loans of $10.0 million and $8.9 million of undisbursed funds from approved lines of credit, principally under a homeowners’ equity line of credit lending program. Certificates of deposit scheduled to mature in one year or less at June 30, 2008, totaled $53.6 million. Management believes that, based upon its experience and the Company’s deposit flow history, a significant portion of such deposits will remain with the Company.

During the nine months ended June 30, 2008, an independent trustee purchased 82,206 shares of the Company’s common stock to fund the Management Recognition Plan, for $856,000 and are included in treasury stock at June 30, 2008.

On April 17, 2008, the Company’s Board of Directors approved a stock buy back plan that authorizes the Company to buy back up to 98,647 shares of the outstanding stock of the Company over the next year. The buy back is being administered as a 10b5-1 plan by Stifel Nicolaus, the Company’s investment banker. Through June 30, 2008, 44,500 shares of the Company’s common stock had been repurchased at an average price of $10.15 per share. Through August 11, 2008, 85,500 shares of the Company’s common stock had been repurchased at an average price of $10.14 per share and 13,147 shares remain to be purchased under the original authorization. The Company had an unused overnight line of credit and an unused one month overnight repricing line of credit commitment with the Federal Home Loan Bank of New York totaling $18.6 million, which expire on July 31, 2009.

The following table sets forth the Bank’s capital position at June 30, 2008, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$15,681	16.77%	$	≥7,482	≥8.00%	$	≥9,352	≥10.00%
Core (Tier 1) capital (to risk-weighted assets)	15,297	16.36		—	—		≥5,611	≥6.00
Core (Tier 1) capital (to total assets)	15,297	8.46		≥7,248	≥4.00		≥9,044	≥5.00
Tangible capital (to total assets)	15,297	8.46		≥2,713	≥1.50		—	—

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 through April 30	-0-	-0-	-0-	98,647
May 1 through May 31	22,000	$10.05	22,000	76,617
June 1 through June 30	22,500	$10.25	22,500	54,147
Total	44,500	$10.15	44,500	54,147

Item 6.	Exhibits

The following Exhibits are filed as part of this report.

Exhibit No.	Description
10.1	Amended and Restated Employment Agreement between Registrant and Mr. Ritacco was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2008 and is incorporated by reference.

10.2	Amended and Restated Employment Agreement between the Bank and Mr. Ritacco was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 31, 2008 and is incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer.

32.1	Section 1350 Certification of principal executive officer.

32.2	Section 1350 Certification of principal financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMS Bancorp, Inc

Date: August 13, 2008	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: August 13, 2008	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer