Form 10KSB
period 2008-09-30
CMS Bancorp, Inc.
filed 2008-12-23
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Common Stock, par value $0.01 per share

Name of each exchange on which registered: Nasdaq Capital Market.

Securities registered under Section 12(g) of the Exchange Act:

None.

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

The issuer’s revenues for the fiscal year ended September 30, 2008 were $10.6 million.

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of December 22, 2008 was $13.5 million.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of the latest practicable date, the registrant had 1,932,518 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in interest rates;

•	our allowance for loan losses may not be sufficient to cover actual loan losses;

•	the risk of loss associated with our loan portfolio;

•	lower demand for real estate loans;

•	changes in our asset quality;

•	changes in the real estate market or local economy;

•	our ability to successfully implement our future plans for growth;

•	our ability to retain our executive officers and other key personnel;

•	competition in our primary market area;

•	changes in laws and regulations to which we are subject;

•	recent developments affecting the financial markets;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents; and

•	the low trading volume in our stock.

Any or all of our forward-looking statements in this Annual Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

ii

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

CMS Bancorp, Inc. (“CMS Bancorp”) is a Delaware corporation that completed its initial public offering on April 3, 2007 in connection with the reorganization of Community Mutual Savings Bank (“Community Mutual”) from a New York state-chartered mutual savings bank into the federal stock savings bank form of organization. Community Mutual is a wholly-owned subsidiary of CMS Bancorp. CMS Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “CMSB.”

CMS Bancorp’s principal business is its investment in Community Mutual. Community Mutual is headquartered in White Plains, New York and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the applicable legal limits and by the Deposit Insurance Fund. As a federal stock savings bank, Community Mutual is examined by the Office of Thrift Supervision (the “OTS”). Community Mutual conducts its operations mainly through its corporate office in White Plains, New York and four retail banking offices located in Westchester County, New York. Community Mutual’s principal business is accepting deposits from the general public and using those deposits to make residential loans, as well as, to a lesser extent, commercial real estate loans and consumer loans to individuals and small businesses primarily in Westchester County and the neighboring areas in New York State. Community Mutual currently invests in short- and medium-term marketable securities and other liquid investments.

Unless otherwise indicated, the information presented in this Annual Report on Form 10-KSB represents the consolidated activity of CMS Bancorp and Community Mutual for the year ended September 30, 2008.

At September 30, 2008, total assets were $203.9 million, deposits were $128.8 million and total stockholders’ equity was $21.7 million.

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

•

continue to originate traditional one- to four-family real estate loans for resale, as well as diversify the loan portfolio into higher yield multi-family, non-residential, construction and commercial loan markets and provide a variety of deposit products to its customer base;

•	provide superior, highly personalized and prompt service to its customers;

•	offer competitive rates and develop customer relationships to attract new deposits and maintain its existing deposit base;

•	maintain strong asset quality;

•	build its brand identity and strengthen its bonds to the community by unifying its retail banking office appearance; and

•

meet the needs of its customers through a service-oriented approach to banking, which emphasizes delivering a consistent and quality level of professional service in the communities that Community Mutual serves.

Under its current management team, CMS Bancorp and Community Mutual are committed to making Community Mutual’s operations more efficient, controlling non-interest expense and implementing an aggressive sales and marketing culture that Community Mutual believes enhance productivity and loan originations and improve the operations of its retail banking office network. In addition, management continues to monitor the loan portfolio, the real estate market and loan underwriting standards to minimize the impact of the volatility in the financial markets and the decline in the economy generally as well as in our market area.

Market Area

Community Mutual’s primary market area is Westchester County, New York, a northern suburb of New York City. Community Mutual conducts its retail banking operations from its corporate office located in White Plains, the county seat for Westchester, and four retail banking offices located in Eastchester, Greenburgh, Mount Vernon and West Harrison, New York.

The Westchester market area, with a population of approximately 950,000, is characterized by a thriving, vibrant and affluent suburban economy. Westchester is one of the state’s wealthiest counties, with a per capita personal income of $58,592, the eighth highest in the United States, as of April 2007. Westchester County is the headquarters location of more than 170 businesses, including household names like Pepsico, Inc. and IBM Corporation. While current economic conditions, including but not limited to unemployment and declines in home values have had a negative impact on the local economy, these factors have not had a significant negative impact on Community Mutual to date.

Competition

Community Mutual faces intense competition in its market area both in making loans and attracting deposits. New York has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in New York and surrounding states. The Westchester County deposit market is highly competitive and includes the largest banks in the country. Some of these competitors have more resources, capital, extensive branch and automated teller machine networks and established customer bases and may offer additional services that Community Mutual does not offer. For example, Community Mutual does not provide trust or investment services or credit cards. Therefore, customers who seek “one-stop shopping” may be drawn to Community Mutual’s competitors for their depth of product offerings. Community Mutual faces additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, mutual funds, and insurance companies.

Lending Activities

Loan Portfolio Composition. Community Mutual has a long standing commitment of originating residential loans and, to a lesser extent, commercial real estate and commercial and consumer loans. At September 30, 2008, Community Mutual had total loans of $180.3 million, of which $156.5 million, or 86.8%, were one- to four-family residential mortgages. Of the one- to four-family residential mortgage loans outstanding at September 30, 2008, 89.2% were fixed-rate loans and 10.8% were adjustable-rate mortgage loans. Community Mutual’s residential loan origination activity is primarily concentrated in Westchester County, New York. At September 30, 2008, 63.8% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in Westchester County, 23.8% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in Putnam, Rockland, Dutchess and the Bronx counties of New York and 10.1% of the dollar amount of its residential loan portfolio consisted of loans secured by property located outside of the state of New York.

Community Mutual also originates multi-family, non-residential, construction, home equity and second mortgage loans both within and outside of Westchester County, New York. At September 30, 2008, Community Mutual had $22.8 million, or 12.6% of total loans, in these loan categories.

As of September 30, 2008, Community Mutual’s loan portfolio also included commercial and consumer loans of $1.0 million, or 0.6%, of Community Mutual’s loan portfolio.

The following table sets forth the composition of Community Mutual’s mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
One-to four-family	$156,519	86.8%	$131,579	90.2%	$86,774	90.1%	$73,877	93.4%	$71,756	93.7%
Multi-family	2,435	1.4%	1,509	1.0%	1,757	1.8%	128	0.2%	156	0.2%
Non-residential	9,819	5.5%	2,879	2.0%	1,145	1.2%	442	0.6%	472	0.6%
Construction	2,409	1.3%	954	0.7%	250	0.3%	—	0.0%	—	0.0%
Equity and second mortgages	8,147	4.5%	7,974	5.5%	5,646	5.8%	4,507	5.6%	3,839	5.0%

Total real estate loans	179,329	99.5%	144,895	99.4%	95,572	99.2%	78,954	99.8%	76,223	99.5%

Commercial loans	600	0.3%	500	0.3%	550	0.6%	10	0.0%	159	0.2%

Consumer:
Passbook	371	0.2%	424	0.3%	151	0.2%	75	0.1%	125	0.2%
Student loans	17	0.0%	20	0.0%	26	0.0%	52	0.1%	75	0.1%
Checking overdraft	18	0.0%	15	0.0%	18	0.0%	19	0.0%	23	0.0%

Total other loans	406	0.2%	459	0.3%	195	0.2%	146	0.2%	223	0.3%

Total loans	180,335	100.0%	145,854	100.0%	96,317	100.0%	79,110	100.0%	76,605	100.0%

Allowance for loan losses	(516)		(269)		(216)		(238)		(170)
Net deferred origination costs and fees	1,314		1,116		631		431		338

Total loans receivable, net	$181,133		$146,701		$96,732		$79,303		$76,773

Loan Maturity. The following tables present the contractual maturity of Community Mutual’s loans and the dollar amounts of all loans and whether these loans have fixed or adjustable interest rates at September 30, 2008. The table does not include the effect of prepayments or scheduled principal amortization.

	At September 30, 2008
	One- to four- family	Multi- family	Non-residential	Construction	Equity and second mortgages	Other	Total
	(Dollars in thousands)
Amount due:
One year or less	$20	$—	$422	$2,409	$—	$800	$3,651

More than one year to three years	2,488	—	—	—	—	130	2,618
More than three years to five years	9,416	—	3,403	—	—	76	12,895
More than five years to ten years	18,412	—	1,056	—	71	—	19,539
More than ten years to twenty years	20,206	—	2,055	—	4,885	—	27,146
More than twenty years	105,977	2,435	2,883	—	3,191	—	114,486

Total due after one year	156,499	2,435	9,397	—	8,147	206	176,684

Total due:	$156,519	$2,435	$9,819	$2,409	$8,147	$1,006	180,335

Allowance for loan losses							(516)
Net deferred origination costs and fees							1,314

Loans receivable, net							$181,133

Amount due after one year:
Fixed rate	$139,262	$2,435	$7,319	$—	$4,624	$206	$153,846
Adjustable rate	$17,237	$—	$2,078	$—	$3,523	$—	$22,838

The following table presents Community Mutual’s loan originations, purchases, sales and principal repayments for the periods indicated.

	For the Year Ended September 30,
	2008	2007
	(Dollars in thousands)
Loans receivable, net at beginning of period	$145,854	$96,317

Originations by type:
One- to four-family	34,611	51,089
Home equity (net increase)	173	2,573
Other	10,250	4,399

Total originations	45,034	58,061

Principal payments	(9,180)	(8,524)
Loans sold	(1,373)	—

Loans receivable, net at end of period	$180,335	$145,854

Residential Mortgage Lending. Community Mutual has historically emphasized the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner. As of September 30, 2008, loans on one- to four-family residential properties accounted for $156.5 million, or 86.8%, of its total loan portfolio. Of residential mortgage loans outstanding on that date, 89.2% were fixed rate loans and 10.8% were adjustable-rate loans.

Most of Community Mutual’s loan originations are from existing or past customers, members of its local communities or referrals from local real estate agents, attorneys, brokers and builders. Community Mutual believes that its retail banking offices are a significant source of new loan generation.

Community Mutual’s mortgage loan originations are generally for terms of 15 to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty, generally after the first year of the loan. Conventional residential mortgage loans granted by Community Mutual customarily contain “due-on-sale” clauses, which permit Community Mutual to accelerate the indebtedness of the loan upon transfer of ownership of the mortgage property.

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

Community Mutual’s adjustable-rate mortgages include limits on increases or decreases in the interest rate of the loan. The interest rate generally may increase or decrease by a maximum 2.0% per adjustment with a ceiling rate over the life of the loan. The retention of adjustable-rate mortgage loans in Community Mutual’s loan portfolio helps reduce exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

During the year ended September 30, 2008, Community Mutual originated $7.1 million in adjustable-rate mortgage loans and $27.5 million in fixed-rate loans. Community Mutual does not conduct any sub-prime residential mortgage lending activities.

Multi-family and Construction Real Estate Loans. Community Mutual actively seeks opportunities to make loans secured by real estate improved with multi-family (five or more units) buildings and construction real estate loans. Multi-family and construction real estate loans represented 1.4% and 1.3% respectively, of total loans at September 30, 2008.

Home Equity Loans and Lines of Credit. Community Mutual offers home equity loans and lines of credit that are secured by the borrower’s primary residence. Community Mutual’s home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity loans and lines of credit are offered with terms up to 25 years. Community Mutual’s home equity loans and home equity lines of credit are originated with either fixed rates of interest or adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten under the same criteria that Community Mutual uses to underwrite one- to four-family loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing mortgage loan. At the time that Community Mutual closes a home equity loan or line of credit, it records a mortgage to perfect its security interest in the underlying collateral. At September 30, 2008, the outstanding balances of home equity loans and lines of credit totaled $8.1 million, or 4.5% of its loan portfolio. Of these loans, $3.5 million had adjustable rates of interest and $4.6 million were fixed interest rules.

Non-Residential Real Estate Loans. In underwriting non-residential real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition. At September 30, 2008, Community Mutual’s non-residential real estate loan portfolio consisted of 14 loans totaling $9.8 million, or 5.4% of total loans. The non-residential real estate portfolio consists of loans that are collateralized by properties in Community Mutual’s normal lending area. Community Mutual lends up to a maximum loan-to-value ratio of 80% on commercial properties and usually requires a minimum debt coverage ratio of 1.2 times the net operating income of the property.

Non-residential real estate lending involves additional risks compared with one- to four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, non-residential real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Community Mutual’s loan policies limit the amount of loans to a single borrower or group of borrowers in order to reduce this risk.

Because of increased risks associated with non-residential real estate loans, these loans generally have a higher rate and shorter term than residential mortgage loans. Non-residential real estate loans are generally offered at variable rates tied to prime rate or a U.S. Treasury rate. The term of such loans generally does not exceed 20 years.

Commercial Loans. In addition to non-residential real estate loans, Community Mutual also engages in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At September 30, 2008, Community Mutual’s commercial loan portfolio consisted of three loans, totaling $600,000.

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

Consumer Loans. Community Mutual offers a variety of consumer loans to meet customer demand and the needs of the community and to increase the yield on its loan portfolio. At September 30, 2008, the consumer loan portfolio totaled $406,000, or 0.1%, of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. Community Mutual expects consumer lending to be an area of gradual lending growth, with installment loans continuing to account for the major portion of its consumer lending volume.

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

Loan Approval Procedures and Authority. Community Mutual’s lending policies provide that the maximum mortgage amount is 90% of the Community Mutual’s legal lending limit ($2.1 million for loans not secured by readily marketable collateral as of September 30, 2008), with minimum mortgage amounts generally limited to $100,000. Once Community Mutual receives a completed application, depending upon the size of the requested loan and its conformity with lending policy, each qualifying application is presented to the Senior Lending Officer and the President and Chief Executive Officer; the Loan Committee (which consists of bank directors and officers); or the Board of Directors for approval.

The following describes Community Mutual’s current lending procedures. Upon receipt of a completed loan application from a prospective borrower, Community Mutual orders a credit report and verifies certain other information and obtains additional financial or credit related information, as necessary. Community Mutual requires an appraisal for all mortgage loans, including loans made to refinance existing mortgage loans at higher loan amounts. Appraisals are performed by licensed or certified third-party appraisal firms that have been approved by Community Mutual’s Management, Loan Committee, and Board of Directors. Community Mutual requires title insurance on all mortgage loans. Community Mutual also requires borrowers to obtain hazard insurance, and if applicable, will require borrowers to obtain flood insurance and environmental inspections prior to closing. Borrowers are generally required to pay on a monthly basis together with each payment of principal and interest into a mortgage escrow account from which Community Mutual makes disbursements for items such as real estate taxes, flood insurance, and private mortgage insurance premiums, as required.

Asset Quality. One of Community Mutual’s key operating objectives has been and will continue to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties, Community Mutual has been proactive in addressing problem and non-performing assets. These strategies, as well as Community Mutual’s high proportion of one- to four-family mortgage loans, maintenance of sound credit standards for new loan originations and loan administration procedures, have resulted in historically low delinquency ratios and, in recent years, insignificant amounts of non-performing assets. These factors have helped strengthen Community Mutual’s financial condition.

Delinquent Loans and Foreclosures. When a borrower fails to make required payments on a loan, Community Mutual takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, Community Mutual’s mortgage servicer is responsible for collection procedures pursuant to timetables that are in conformity with industry guidelines, including those of the Federal National Mortgage Association, Federal Housing Association, and Veterans’ Administration, as applicable and applicable law and regulation. Community Mutual encourages borrowers who are delinquent to utilize the loss mitigation counseling services provided by its servicer. When a borrower has suffered some type of financial hardship that has caused them to become delinquent, Community Mutual offers various workout options to assist the borrower in brining the loan current. It has been Community Mutual’s experience that the application of these procedures will result in most loan delinquencies being cured with minimal expense or loss.

In situations where a borrower fails to bring a loan current, or enter into an acceptable remediation plan, the loan will be recommended for foreclosure when it becomes 85 days past due. The Senior Lending Officer will review this recommendation and if in concurrence will send the loan to Community Mutual’s Loan Committee for approval to proceed with the foreclosure action. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, Community Mutual either sells the real property securing the loan at the foreclosure sale or sells the property as soon thereafter as practical. In the event a deficiency balance remains after the sale of the foreclosed property, Community Mutual seeks collection of the deficiency balance.

The collection procedures for consumer, commercial, and other loans, excluding student loans, follow similar guidelines. If collection activity is unsuccessful after 120 days, Community Mutual may charge-off the loan and/or refer the matter to its legal counsel for further collection effort. Loans deemed uncollectable are proposed for charge-off. All loan charge-offs regardless of amount are approved by the Senior Lending Officer or the President. Charge-offs in excess of $2,500 must be approved by a second officer and reported to the Loan Committee at its next scheduled meeting. The collection procedures for guaranteed student loans follow those specified by federal and state guidelines.

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

	At September 30,
	2008	2007
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
Residential	$—	$—
Commercial real estate	—	—
Other loans:
Commercial loans	—	—
Consumer loans	—	—
Student loans	4	1

Total	$4	$1

Loans accounted for on a nonaccrual basis	$1	$—

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

Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Loans which are not impaired are collectively evaluated for reserve purposes. Community Mutual had no loans classified as impaired at September 30, 2008 or 2007. In addition, at September 30, 2008 and 2007, Community Mutual had no loans classified as troubled debt restructuring.

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

	For the Years Ended September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period:	$269	$216	$238	$170	$191

Charge-offs:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	1	7	24	—	26
Unsecured	—	—	—	—	—

Total	1	7	24	—	26

Recoveries:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	2	1	—
Unsecured	—	—	—	—	—

Total	—	—	2	1	—

Net charge-offs/(recoveries)	1	7	22	(1)	26
Provisions charged to operations	248	60	—	67	5

Balance at end of period	$516	$269	$216	$238	$170

Average loans outstanding	$160,695	$111,089	$85,685	$77,401	$72,747

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.01%	0.03%	0.00%	0.04%

The allowance for loan losses is a valuation account that reflects Community Mutual’s evaluation of the losses inherent in its loan portfolio. Community Mutual maintains the allowance through provisions for loan losses that it charges to income. Community Mutual charges losses on loans against the allowance for loan losses when it believes that the collection of loan principal is unlikely.

The allowance for loan losses was $516,000, or 0.28%, of gross loans outstanding at September 30, 2008 compared to $269,000, or 0.18%, of gross loans outstanding at September 30, 2007. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Despite a weakening economy, there has been no material change in the delinquency levels, loss experience, or other factors affecting the Community Mutual. Loans grew by $34.4 million during the year ended September 30, 2008, including additions in non-residential mortgages and multifamily construction mortgages, and, as a result of loan growth and the deterioration of economic conditions in CMS Bancorp’s primary market area, $248,000 was added to the allowance for loan losses in the year ended September 30, 2008. Community Mutual has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review Community Mutual’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. Those agencies may require Community Mutual to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination. An increase in the allowance for loan losses would adversely affect Community Mutual’s results of operations

Community Mutual believes that its allowance for loan losses adequately reflects the level of risk in its loan portfolio. Through normal internal credit review procedures management identifies potential problem loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. At September 30, 2008 and 2007, no loans had been identified as problem loans. Community Mutual will continue to be aggressive in identifying, monitoring and resolving potential problem loans.

The following table presents Community Mutual’s allocation of the allowance for loan losses by loan category and the percentage of loan in each category to total loans at the periods indicated.

	At September 30,
	2008			2007			2006
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family	$198	$156,519	86.8%	$44	$131,579	90.2%	$26	$86,774	90.1%
Multi-family	1	2,435	1.4%	5	1,509	1.0%	6	1,757	1.8%
Non-Residential	127	9,819	5.5%	10	2,879	2.0%	30	1,145	1.2%
Construction	117	2,409	1.3%	57	954	0.7%	7	250	0.3%
Equity & Second	15	8,147	4.5%	55	7,974	5.5%	47	5,646	5.8%

	458	179,329	99.5%	171	144,895	99.4%	116	95,572	99.2%
Commercial	44	600	0.3%	30	500	0.3%	15	550	0.6%
Consumer	14	406	0.2%	68	459	0.3%	25	195	0.2%
Unallocated	—	—	—	—	—	—	60	—	—

Total	$516	$180,335	100.00%	$269	$145,854	100.00%	$216	$96,317	100.00%

	At September 30,
	2005			2004
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family	$22	$73,877	93.4%	$16	$71,756	93.7%
Multi-family	—	128	0.2%	—	156	0.2%
Non-Residential	12	442	0.6%	6	472	0.6%
Construction	—	—	—	—	—	—
Equity & Second	33	4,507	5.6%	24	3,839	5.0%

	67	78,954	99.8%	46	76,223	99.7%
Commercial	—	10	—	—	159	0.2%
Consumer	44	146	0.2%	31	223	0.1%
Unallocated	127	—	—	93	—	—

Total	$238	$79,110	100.00%	$170	$76,505	100.00%

Investment Activities

Community Mutual’s Board of Directors reviews and approves Community Mutual’s asset liability policy on an annual basis. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on established guidelines within the written policy.

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

Securities Portfolio. Community Mutual classifies securities as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. At September 30, 2008, held to maturity securities totaled $209,000, or 1.1%, of the total securities portfolio, and available for sale investments totaled $10.2 million, or 59.6%, of Community Mutual’s total securities portfolio. The balance of securities consisted of Federal funds sold and other interest earning deposits, and Federal Home Loan Bank of New York stock.

Community Mutual’s investment securities consist of fixed-rate and adjustable-rate government-sponsored enterprise securities and mortgage-backed securities, all of which are directly or indirectly insured or guaranteed by the issuing agency. The following table sets forth the composition of Community Mutual’s securities portfolio at the dates indicated.

	At September 30,
	2008		2007		2006
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities:
Government National Mortgage Corporation	$69	0.4%	$75	0.3%	$84	0.4%
Federal National Mortgage Association	4,261	24.9%	—	—%	—	—%
Federal Home Loan Mortgage Corporation	2,020	11.8%	—	—%	—	—%
Federal Home Loan Bank	1,830	10.7%	—	—%	—	—%
Federal agency obligations	1,999	11.8%	2,041	9.1%	4,003	20.0%

Total securities available for sale	10,179	59.6%	2,116	9.4%	4,087	20.4%

Securities held to maturity:
Federal agency obligations	—	—%	2,200	9.8%	14,931	74.7%
Mortgage-backed securities:
Federal National Mortgage Association	—	—%	1	0.0%	2	0.0%
Government National Mortgage Association	191	1.1%	248	1.1%	278	1.4%

Total securities held to maturity	191	1.1%	2,449	10.9%	15,211	76.1%

Other interest-earning assets:
Federal Home Loan Bank of New York stock	2,587	15.1%	1,550	6.9%	351	1.8%
Federal funds sold	—	—%	13,100	58.2%	—	—%
Interest-earning deposits	4,132	24.2%	3,276	14.6%	352	1.7%

Total other interest-earning assets	6,719	39.3%	17,926	79.7%	703	3.5%

Total	$17,089	100.0%	$22,491	100.0%	$20,001	100.0%

Securities Portfolio Maturities. The following table sets forth the scheduled maturities and weighted average yields for Community Mutual’s available for sale and held to maturity investment securities at September 30, 2008. Actual maturities could differ.

	After One Year Through Five Years	% of Total	Weighted Average Yield	After Five Years Through Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. agency obligations	$1,999	19.6%	3.6%	$—	—	—	$—	—	—	$1,999	19.6%	3.6%
Mortgage-backed securities:
Government National Mortgage Association	—	—	—	—	—	—	$69	0.7%	8.0%	69	0.7%	8.0%
Federal National Mortgage Association	1,943	19.1%	4.0%	2,318	22.8%	3.8%	—	—	—	4,261	41.9%	3.9%
Federal Home Loan Bank	—	—	—	1,830	18.0%	5.2%	—	—	—	1,830	18.0%	5.2%
Federal Home Mortgage Corporation	—	—	—	—	—	—	2,020	19.8%	4.7%	2,020	19.8%	4.7%

Total	$3,942	38.7%	3.8%	$4,148	40.8%	4.4%	$2,089	50.5%	4.8%	$10,179	100.0%	4.3%

Mortgage-backed securities held to maturity:
Government National Mortgage Association	$—	—	—		$—	—	$191	100.0%	8.5%	$191	100.0	$8.5

Deposit Activity and Sources Of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of investments securities, borrowings, brokered certificates of deposit and funds provided by operations are Community Mutual’s primary sources of funds for use in lending, investing and for other general purposes.

Deposits. Community Mutual offers a variety of deposit accounts with a range of interest rates and terms. Community Mutual currently offers regular savings deposits (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts and time deposits. Community Mutual also used brokered certificates of deposit to fund liquidity.

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

When Community Mutual determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 45.4% of total deposits September 30, 2008. At September 30, 2008, time deposits with remaining terms to maturity of less than one year amounted to $59.0 million.

Deposit Distribution Weighted Average. The following table presents the distribution of Community Mutual’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At September 30,
	2008			2007			2006
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$10,361	8.0%	0.00%	$12,487	10.6%	0.00%	$12,286	11.3%	0.0%
Interest bearing	10,092	7.8%	1.86%	8,173	7.0%	3.92%	4,886	4.5%	1.7%

	20,453	15.8%	0.92%	20,660	17.6%	1.55%	17,172	15.8%	0.5%
Savings and club	37,933	29.5%	0.40%	42,026	35.8%	0.40%	49,714	45.7%	0.4%
Certificates of deposit	70,371	54.7%	3.50%	54,814	46.6%	4.78%	41,898	38.5%	4.2%

Total deposits	$128,757	100.0%	2.17%	$117,500	100.0%	2.65%	$108,784	100.0%	1.8%

Time Deposit Maturities. At September 30, 2008, Community Mutual had $26.5 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$9,846
Over three months through six months	8,365
Over six months through 12 months	6,196
Over 12 months	2,123

Total	$26,530

Time Deposit Balances by Rates. The following table presents, by interest rate ranges, information concerning Community Mutual’s time deposit accounts outstanding as of September 30, 2008.

	At September 30, 2008
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
2.00% and under	$4,856	$945	$360	$—	$6,161	8.8%
2.01% to 3.00%	20,682	54	4	299	21,039	29.9%
3.01% to 4.00%	21,841	654	13	20	22,528	32.0%
4.01% to 5.00%	11,357	5,128	3,108	545	20,138	28.6%
5.01% and over	282	—	223	—	505	0.7%

Total	$59,018	$6,781	$3,708	$864	$70,371	100.0%

Borrowings. Community Mutual currently borrows funds from the Federal Home Loan Bank of New York (“FHLB”) to finance our lending and investing activities, and we may continue to borrow funds in the future. We are a member of the FHLB and have an overnight line of credit and a one month overnight repricing line of credit commitment with the Federal Home Loan Bank of New York totaling $18.6 million, which expire on July 31, 2009, of which $15.9 million was in use at September 30, 2008. Community Mutual can borrow up to 50% of it’s assets from the Federal Home Loan Bank, limited to 30% of its assets based on qualifying mortgages pledged as collateral and 20% of its assets based on investment securities pledged as collateral. Borrowings from FHLB as of September 30, 2008 were as follows:

Overnight borrowings with interest at 1.63%	$15,900
Five year advance, maturing August 15, 2012, convertible on August 15, 2010, with interest payable quarterly at 4.78%	10,000
Five year advance, maturing August 8, 2012, convertible on August 8, 2009, with interest payable quarterly at 4.81%	10,000
Seven year advance, maturing December 29, 2014, convertible on December 29, 2009, with interest payable quarterly at 3.56%	5,000
Seven year fixed rate advance with interest at 5.57%, payable in monthly installments of principal and interest of $57,000 with a balloon payment of $8,925,000 on August 8, 2014	9,867

Total	$50,767

Employees

At September 30, 2008, CMS Bancorp and Community Mutual had 37 full-time and 5 part-time employees. None of CMS Bancorp’s or Community Mutual’s employees is represented by a collective bargaining agreement. Management believes that it enjoys excellent relations with its personnel.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Community Mutual or CMS Bancorp. For federal income tax purposes, Community Mutual reports its income on the basis of a taxable year ending December 31, using the accrual method of accounting, and is generally subject to federal income taxation in the same manner as other corporations. Following the reorganization, Community Mutual and CMS Bancorp constitute an affiliated group of corporations and, therefore, report their income on a consolidated basis. Community Mutual is not currently under audit by the Internal Revenue Service and has not been audited by the IRS during the past five years.

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

Distributions. To the extent that Community Mutual makes “non-dividend distributions” to its stockholder, such distributions will be considered to result in distributions from Community Mutual’s unrecaptured tax bad debt reserve “base year reserve” (i.e., its reserve as of December 31, 1987), to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in Community Mutual’s taxable income. Non-dividend distributions include distributions in excess of Community Mutual’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Community Mutual’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in Community Mutual’s income.

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

Loans-to-One-Borrower Limitations. Under the HOLA, Community Mutual is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, Community Mutual’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed 15% of Community Mutual’s unimpaired capital and surplus. Community Mutual may lend additional amounts up to 10% of its unimpaired capital and surplus if the loans or extensions of credit are fully secured by readily-marketable collateral. Community Mutual currently complies with these loans-to-one-borrower limitations. At September 30, 2008, Community Mutual’s largest aggregate amount of loans to one borrower totaled $2,353,000. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Community Mutual.

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

As of September 30, 2008, Community Mutual held 94.3% of its portfolio assets in qualified thrift investments and had more than 87.0% of its portfolio assets in qualified thrift investments for each of the 12 months ending September 30, 2008. Therefore, Community Mutual qualified under the QTL test.

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

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Community Mutual, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Community Mutual’s risk profile. At September 30, 2008, Community Mutual exceeded each of its capital requirements with a tangible capital ratio of 7.23%, leverage capital ratio of 7.23% and total risk-based capital ratio of 14.28%.

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

Transactions with Affiliates. Community Mutual’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W issued by the Federal Reserve Board (“FRB”), as well as additional limitations as adopted by the Director of the OTS. OTS regulations regarding transactions with affiliates conform to Regulation W. In general, transaction with affiliates (which, for Community Mutual, would include CMS Bancorp and its nondepository subsidiaries) must be on terms which are as favorable to Community Mutual as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Community Mutual’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from Community Mutual. In addition, the OTS regulations prohibit a savings bank from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. The OTS regulations also include certain specific exemptions from these prohibitions. The

FRB and the OTS require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.

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

Section 402 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Community Mutual, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

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

Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on Community Mutual’s ability to make capital distributions, including cash dividends. As a subsidiary of a savings and loan holding company, Community Mutual, must file a notice with the OTS at least 30 days before making a capital distribution. In addition, Community Mutual must file an application for the OTS’s prior approval of the proposed capital distribution if the total amount of all capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to Community Mutual’s net income for that year plus Community Mutual’s retained net income for the previous two years.

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

Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of September 30, 2008, Community Mutual met the criteria for being considered “well-capitalized” by the OTS, with a total risk-based capital ratio of 14.28%, Tier 1 risk-based capital ratio of 7.23% and leverage ratio of 7.23%.

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

In January 1, 2007, the FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%, and the FDIC is required to implement a plan to restore the DIF to a ratio of at least 1.15% if the fund falls below a 1.15% reserve ratio. On October 7, 2008, noting that the DIF had fallen to a reserve ratio of 1.01% as of June 30, 2008, the FDIC Board of Directors voted to adopt a restoration plan accompanied by a notice of proposed rulemaking to increase the rates banks pay for deposit insurance, while at the same time making adjustments to the system that determines what rate a bank pays the FDIC.

In conjunction with the announcement of the capital restoration plan, the FDIC issued a notice of proposed rulemaking to raise the assessment rate schedule uniformly by 7 basis points (annualized) effective January 1, 2009. This would revise the current assessment range upward to 12 to 50 basis points of deposits. In addition, the FDIC proposed, beginning with the second quarter of 2009, to make further revisions to the deposit insurance assessment system by requiring riskier institutions to pay a larger share of assessments. Proposed changes include higher rates to institutions with significant reliance on secured liabilities or brokered deposits (only when accompanied by rapid asset growth for well-managed and well-capitalized institutions,) incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. The FDIC indicated that the proposed changes would help ensure that the DIF reserve ratio returns to at least 1.15% by the end of 2013.

The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. This one-time credit may be used to offset 100% of the 2007 deposit insurance assessment, and any remaining credit can be used to offset up to 90% of the 2008 deposit insurance assessment. Community Mutual’s credit fully offset its 2007 deposit insurance assessment as well as a portion of its 2008 deposit insurance assessment.

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

Finally, on November 21, 2008, the FDIC finalized its Temporary Liquidity Guarantee Program (TLGP) to protect certain newly issued senior unsecured debt issued by FDIC-insured depository institutions on or before June 30, 2009. The TLGP includes promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. Debt coverage is available to institutions that elect not to opt out of the program on or before December 5, 2008, and coverage is limited to June 30, 2012, even if the maturity exceeds that date.

In addition, institutions can provide full deposit insurance coverage under the TLGP for non-interest bearing deposit transaction accounts regardless of dollar amount, i.e. for amounts above the current $250,000 maximum coverage limit. These are mainly payment-processing accounts, such as payroll accounts used by businesses. This aspect of the TLGP will expire on December 31, 2009, and is also available to institutions that elect to not opt out of this aspect of the program by December 5, 2009. Institutions may elect to retain coverage under either, both or neither aspects of the TLGP.

Institutions that participate in the TLGP will be charged a 75-basis point fee to protect their new debt issues, and a 10-basis point surcharge will be added to a participating institution’s current insurance assessment in order to fully cover the non-interest bearing deposit transaction accounts.

Community Mutual elected to participate in both aspects of the TLGP. While it is not possible to predict future non-interest bearing demand deposit balances in excess of $250,000, based on Community Mutual’s participation in the TLGP, we expect to pay an increased deposit insurance assessment surcharge of approximately $4,000. Community Mutual does not currently plan to issue any senior unsecured debt under the TLGP.

Federal Home Loan Bank System. Community Mutual is a member of the Federal Home Loan Bank (the “FHLB”) System, which consists of 12 regional FHLBs. Each FHLB provides a central credit facility primarily for its member institutions. Community Mutual, as a member of the FHLB of New York (“FHLB-NY”), is currently required to acquire and hold shares of FHLB-NY Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Community Mutual, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs and REMICs, held by Community Mutual. The activity-based stock purchase requirement for Community Mutual is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB-NY; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB-NY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which currently is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB-NY’s balance sheet of derivative contracts between the FHLB-NY and its members, which currently is also zero. The FHLB-NY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB-NY capital plan. At September 30, 2008, Community Mutual was in compliance with the foregoing minimum stock purchase requirements with an investment in FHLB-NY stock of $2.6 million.

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

Federal Reserve System. FRB regulations require federally chartered savings banks to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts) and, effective October 9, 2008, the Federal Reserve Banks are now authorized to pay interest on such reserves. For the reserve maintenance period beginning December 20, 2007, a reserve of 3% is to be maintained against aggregate transaction accounts between $9.3 million and $43.9 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Community Mutual is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Community

Mutual’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

Anti-Money Laundering and Customer Identification. Community Mutual is subject to OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act (“BSA”), Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

In addition, effective November 1, 2008, pursuant to section 114 of Fair and Accurate Credit Transactions Act (FACTA) and regulations published by the federal banking agencies and Federal Trade Commission in the Federal Register on November 9, 2007, Community Mutual is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. Community Mutual has implemented an identity theft red flags program designed to meet the requirements of section 114 of FACTA and the joint final rules.

Holding Company Regulation. CMS Bancorp is a unitary savings and loan holding company within the meaning of the HOLA. As such, CMS Bancorp is registered with the OTS and is subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over CMS Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

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

In addition, CMS Bancorp cannot be acquired or acquire a company unless the acquirer or target (as the case may be) is engaged solely in financial activities or agrees to limit its activities to conform to this requirement within a designated transition period.

On December 20, 2008, the OTS amended its regulations to permit savings and loan holding companies, with the prior approval of the OTS, to engage in all activities that bank holding companies may engage in under any regulation that the FRB has promulgated under Section 4(c) of the BHCA. In addition, the amended OTS regulations provide that if any of such Section 4(c) activities are permissible under other provisions of the HOLA or are permissible for bank holding companies without prior FRB, then such activities are preapproved by the OTS.

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

Federal Securities Laws. CMS Bancorp’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, CMS Bancorp is subject to the periodic reporting, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Delaware Corporation Law. CMS Bancorp is incorporated under the laws of the State of Delaware, and is therefore subject to regulation by the State of Delaware. In addition, the rights of CMS Bancorp’s shareholders are governed by the Delaware General Corporation Law.

RISK FACTORS

The following risk factors could affect our financial condition and/or operating results.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our profitability, like that of most financial institutions, depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and investment securities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable-rate loans. Decreases in interest rates can result in increased prepayments of loans and investment securities as borrowers refinance to reduce borrowing costs. In a decreasing interest rate environment, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Community Mutual’s loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.

Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, which may have a material adverse effect on our financial condition and results of operations. We believe that the current amount of allowance for loan losses is sufficient to absorb inherent losses in our loan portfolio.

Our loan portfolio includes loans with a higher risk of loss.

While the majority of Community Mutual’s loan portfolio consists of residential mortgage loans, it also originates commercial and consumer loans. Commercial and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

•

Consumer Loans. Consumer loans (such as personal lines of credit) may or may not be collateralized with assets that provide an adequate source of payment of the loan due to depreciation, damage, or loss.

The current downturn in the real estate market and local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans. During fiscal year 2008, the national real estate market in general has been in a decline compared to fiscal year 2007. This decline was also apparent in CMS Bancorp’s primary market area. The slowdown in the general housing market is evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values and an increase in the length of time houses remain on the market. No assurances can be given that these conditions will improve or will not worsen.

Low demand for real estate loans may lower our profitability.

Making loans secured by real estate is our primary business and primary source of revenue. If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans. Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.

Changes in our asset quality could adversely affect our results of operations and financial condition.

When we discuss “asset quality,” we usually mean the likelihood that a borrower will repay a loan, with interest, on time. We think our overall asset quality is good, and has been that way for several years. We cannot predict whether our asset quality will stay as strong as it has been because changes in the economy can impact asset quality. If our asset quality were to deteriorate it could expose us to greater credit risk and adversely affect our financial condition.

The downturn in our local economy may negatively affect our future growth possibilities by limiting funds available for deposit and our borrowers’ ability to repay their loans on a timely basis.

Our current primary market area is principally located in Westchester County, New York. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. The current economic downturn could cause significant increases in non-performing loans, which would hurt our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.

We may not be able to successfully implement our future plans for growth.

As a component of our business plan, we will consider expansion opportunities such as the acquisition of branches and other financial institutions, although we do not have any current understandings, agreements or arrangements for expansion by the acquisition of any branches or other financial institutions. There can be no assurance, however, that we will experience any growth in the future. Significant changes in interest rates or the competition we face may make it difficult to attract the level of customer deposits needed to fund our internal growth at projected levels. We cannot assure you that we will be able to adequately and profitably implement our possible future growth or that we will not have to incur additional expenditures beyond current projections to support such growth.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

We believe that our growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. We have an employment agreement with our President and Chief Executive Officer and change in control agreements with several other senior executive officers. The loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

Competition in our primary market area may reduce our ability to attract and retain deposits and originate loans.

We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Historically, our most direct competition for deposits has come from savings and commercial banks in Westchester County, New York and surrounding areas. Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. We also face additional competition from internet-based institutions, brokerage firms and insurance companies. Competition for loan originations and deposits may limit our future growth and earnings prospects.

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations.

Community Mutual is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority, and by the FDIC as the insurer of its deposits up to certain limits. In addition, the OTS regulates and oversees CMS Bancorp. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the FHLB. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Recent developments affecting the financial markets presently have an unknown effect on our business.

In response to the recent crises affecting the financial markets, the federal government has taken unprecedented steps in an attempt to stabilize and provide liquidity to the U.S. financial markets. Under the Emergency Economic Stabilization Act of 2008 (“EESA”) and the Troubled Asset Relief Program Capital Purchase Program (“CPP”), the U.S. Treasury will make $250 billion of capital available to U.S. financial institutions and potentially other financial and commercial firms by purchasing preferred stock in these institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of 1% of Total Risk–Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk–Weighted Assets or $25 billion. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock having an aggregate market price equal to 15% of the preferred stock purchased. We submitted an application to the U.S. Treasury by the November 14, 2008 deadline and are still evaluating whether to participate in the CPP.

In addition, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. All eligible institutions are automatically enrolled in the TLGP for the first 30 days at no cost. Organizations that do not wish to participate in the TLGP were required to opt out by December 5, 2008. After that time, participating entities will be charged fees. The TLGP has two components. The FDIC will provide a complete guarantee of newly issued senior unsecured debt of the participating organizations, within a certain limit, issued between October 14, 2008 and June 30, 2009. For such debts maturing beyond June 30, 2009, the guarantee will remain in effect until June 30, 2012. An annualized fee of 75 basis points multiplied by the amount of debt issued from October 14, 2008 (and still outstanding on December 6, 2008), through June 30, 2009 will be charged. The other component provides full FDIC insurance coverage for non–interest bearing transaction deposit accounts, regardless of dollar amount until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest–bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of the TLGP. We have elected to participate in the TLGP component which allows us to provide full FDIC insurance coverage for non-interest bearing transaction accounts, as well as the component relating to the complete guarantee of newly issued senior unsecured debt.

It is not clear at this time whether our decision to participate or not to participate in the CPP or our decision to participate in the TLGP will have an effect on our business or financial condition. In addition, there is no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also cause declines in our investment portfolio which could result in an other-than-temporary impairment charge.

Changes in the Federal Reserve’s monetary or fiscal policies could adversely affect our results of operations and financial condition.

Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board has, and is likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve Board affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.

Beginning with this annual report for the fiscal year ended September 30, 2008, we have to include in our annual reports filed with the SEC a report of our management regarding internal control over financial reporting. As a result, we documented and evaluated our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and SEC rules and regulations, which require an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Our charter, bylaws and certain laws contain antitakeover provisions that may prevent transactions you might favor, including a sale or merger of CMS Bancorp.

Provisions of our charter and bylaws may make it more difficult for companies or persons from gaining control of us through a tender offer, business combination, proxy contest or some other method, even though you might be in favor of the transaction. These antitakeover provisions include:

•	limitations on voting rights of the beneficial owners of more than 10% of our common stock;

•	supermajority voting requirements for certain business combinations and changes to some provisions of the charter and bylaws;

•	the election of directors to staggered terms of three years; and

•	provisions regarding the timing and content of stockholder proposals and nominations.

Furthermore, federal law requires OTS approval prior to any direct or indirect acquisition of “control” (as defined in OTS regulations) of Community Mutual, including any acquisition of control of CMS Bancorp.

The trading volume in our common stock has been low, and the sale of a substantial number of shares of our common stock in the public market could depress the price of our common stock and make it difficult for you to sell your shares.

Our common stock is listed to trade on the Nasdaq Capital Market, but is thinly traded. As a result, you may not be able to sell your shares of common stock on short notice. Additionally, thinly traded stock can be more volatile than stock trading in an active public market. The sale of a substantial number of shares of our common stock at one time could temporarily depress the market price of our common stock, making it difficult for you to sell your shares and impairing our ability to raise capital.

ITEM 2.	DESCRIPTION OF PROPERTY

As of September 30, 2008, CMS Bancorp conducted its business through its corporate office and four retail banking offices. As of September 30, 2008, properties, furnishings and equipment and leasehold improvements owned by CMS Bancorp and Community Mutual had an aggregate net book value of $2.5 million.

Location	Ownership	Year Opened	Year of Lease Expiration
Corporate Office:
123 Main Street White Plains, NY	Leased	2004	2015

Retail Banking Offices:
31 Mill Road Eastchester, NY Currently inactive	Leased	2000	2010

478 White Plains Road Eastchester, NY	Leased	2008	2017

441 Tarrytown Road White Plains, NY	Leased	2008	2018

40 East First Street Mount Vernon, NY	Owned	1941	N/A

29 Taylor Square East White Plains, NY	Leased	1995	2010

12 South Bedford Road Mount Kisco, NY To be opened in 2009	Leased	N/A	N/A

ITEM 3.	LEGAL PROCEEDINGS

Community Mutual has been identified as a defendant in a lawsuit brought by two former employees, filed on August 2, 2007 in the United States District Court, Southern District of New York. The plaintiffs claim the Bank violated sections of Title VII of the Civil Rights Act of 1964, the New York State Human Rights Law, the New York Executive Law, the Age Discrimination in Employment Act of 1967 and the Fair Labor Relations Act. The plaintiffs are seeking compensatory and punitive damages, liquidated damages, overtime compensation and fees and costs totaling $3.75 million. The plaintiffs previously filed a complaint with the Equal Employment Opportunity Commission (the “EEOC”) and the EEOC returned a “no-cause” determination in Community Mutual’s favor on April 27, 2007. At this time, management does not believe that the resolution of this action will have a material effect on the consolidated financial statements of the CMS Bancorp.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CMS Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “CMSB.” The table below reflects the stock trading price and dividend payment frequency of CMS Bancorp’s common stock for the years ended September 30, 2008 and 2007. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended	High Price	Low Price	Average Price	Dividends per share
June 30, 2007	$12.00	$10.00	$10.59	$0.00
September 30, 2007	$11.00	$10.25	$10.55	$0.00
December 31, 2007	$11.00	$9.57	$10.35	$0.00
March 31, 2008	$10.45	$8.25	$9.91	$0.00
June 30, 2008	$10.43	$8.56	$9.48	$0.00
September 30, 2008	$10.25	$6.01	$9.59	$0.00

See Part I, Item 1. “Description of Business—Regulation” for a discussion of certain limitations imposed on CMS Bancorp’s ability to declare and pay dividends.

The following table reports information regarding repurchases by CMS Bancorp of its common stock in each month of the quarter ended September 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 through July 31	41,000	$10.12	41,000	13,147
August 1 through August 31	13,147	$10.06	13,147	—
September 1 through September 30	—	—	—	93,715	(1)

Total	54,147	$10.09	54,147	93,715

(1)	On September 25, 2008 CMS Bancorp’s board of directors approved a new stock buy back plan that authorized CMS Bancorp to buy back up to 93,715 shares of stock. The buy back plan is being administered as a 10b5-1 plan by Stifel Nicolaus, CMS Bancorp’s investment banker.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information required for this item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis or Plan of Operation” in the CMS Bancorp, Inc. 2008 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 7.	FINANCIAL STATEMENTS

The following financial statements are incorporated herein by reference to the indicated pages of the CMS Bancorp, Inc. 2008 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for CMS Bancorp. CMS Bancorp’s internal control over financial reporting is a process designed under the supervision of its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of CMS Bancorp’s internal control over financial reporting as of September 30, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2008, CMS Bancorp’s internal control over financial reporting was effective.

This Annual Report on Form 10-KSB does not include an attestation report of CMS Bancorp’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by CMS Bancorp’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the provision of only management’s report in this Annual Report on Form 10-KSB.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

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

The information relating to directors and executive officers of the CMS Bancorp is incorporated herein by reference to the CMS Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 10.	EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the CMS Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the CMS Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to directors certain relationships and related transactions is incorporated herein by reference to the CMS Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 13.	EXHIBITS

Exhibit No.	Description
2.1	Plan of Conversion and Stock Issuance of Community Mutual Savings Bank. (1)

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (1)

3.2	Bylaws of CMS Bancorp, Inc. (1)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan of CMS Bancorp, Inc. (1)

10.2	Amended and Restated Employment Agreement between John E. Ritacco and Community Mutual Savings Bank. (2)

10.3	Amended and Restated Employment Agreement between John E. Ritacco and Community Mutual Savings Bank. (2)

10.4	Form of Two-Year Change of Control Agreement by and among certain officers, Community Mutual Savings Bank and CMS Bancorp, Inc. (1)

10.5	CMS Bancorp, Inc. 2007 Stock Option Plan. (3)

10.6	CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (3)

13.1	CMS Bancorp, Inc. 2008 Annual Report to Shareholders.

14.1	Code of Ethics. (4)

21.1	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on July 31, 2008.

(3)	Incorporated by reference to the Registrant’s Proxy Statement filed with the Commission on September 21, 2007.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 28, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to principal accountant fees and services is incorporated herein by reference to the CMS Bancorp’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

Name	Title	Date

/s/ Thomas G.Ferrara Thomas G. Ferrara	Chairman of the Board of Directors	December 23, 2008

/s/ John E. Ritacco John E. Ritacco	President, Chief Executive Officer and Director	December 23, 2008

/s/ William V. Cuddy William V. Cuddy	Director	December 23, 2008

/s/ Susan A. Massaro Susan A. Massaro	Director	December 23, 2008

/s/ Cheri R. Mazza Cheri R. Mazza	Director	December 23, 2008

/s/ Matthew G. McCrosson Matthew G. McCrosson	Director	December 23, 2008

/s/ Annemarie V. Romagnoli Annemarie V. Romagnoli	Director	December 23, 2008