Form 10-Q
period 2008-12-31
CMS Bancorp, Inc.
filed 2009-02-10
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              To

Commission File Number: 001-33322

CMS Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8137247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Main Street, White Plains, New York 10601

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 914-422-2700

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 6, 2009 there were 1,909,718 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1.	Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 31, 2008	September 30, 2008
	(Dollars in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$1,636	$1,270
Interest-bearing deposits	3,223	4,132

Total cash and cash equivalents	4,859	5,402
Securities available for sale	9,883	10,179
Securities held to maturity, estimated fair value of $196 and $209, respectively	183	191
Loans receivable, net of allowance for loan losses of $517 and $516, respectively	184,076	181,133
Premises and equipment	2,516	2,494
Federal Home Loan Bank of New York stock	1,870	2,587
Interest receivable	831	781
Other assets	1,089	1,163

Total assets	$205,307	$203,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$144,884	$128,757
Securities sold under repurchase agreements	768	614
Advances from Federal Home Loan Bank of New York	34,833	50,767
Advance payments by borrowers for taxes and insurance	1,253	387
Other liabilities	2,000	1,696

Total liabilities	183,738	182,221

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 14,000,000 shares authorized, 2,055,165 shares issued; shares outstanding: 1,924,118 at December 31, 2008 and 1,956,518 at September 30, 2008	21	21
Additional paid in capital	17,900	17,852
Retained earnings	6,783	6,784
Treasury stock, 131,047 shares at December 31, 2008 and 98,647 shares at September 30, 2008	(1,227)	(999)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,548)	(1,562)
Accumulated other comprehensive loss	(360)	(387)

Total stockholders’ equity	21,569	21,709

Total liabilities and stockholders’ equity	$205,307	$203,930

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2008	2007
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,735	$2,265
Securities	107	32
Federal funds sold	—	111
Other interest-earning assets	21	49

Total interest income	2,863	2,457

Interest expense:
Deposits	802	766
Mortgage escrow funds	2	3
Borrowings, short term	9	—
Borrowings, long term	464	386

Total interest expense	1,277	1,155

Net interest income	1,586	1,302
Provision for loan losses	—	15

Net interest income after provision for loan losses	1,586	1,287

Non-interest income:
Fees and service charges	60	67
Net gain on sale of loans	14
Other	4	62

Total non-interest income	78	129

Non-interest expense:
Salaries and employee benefits	885	811
Net occupancy	199	203
Equipment	141	114
Professional fees	144	239
Advertising	37	23
Federal insurance premium	5	3
Directors’ fees	70	34
Other insurance	17	18
Bank charges	23	17
Other	131	103

Total non-interest expense	1,652	1,565

Income (loss) before income taxes	12	(149)
Income tax expense (benefit)	13	(19)

Net loss	$(1)	$(130)

Net loss per common share
Basic and diluted	$0.00	$(0.07)

Weighted average number of common shares outstanding
Basic and diluted	1,775,258	1,888,825

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Net loss	$(1)	$(130)

Other comprehensive income net of income taxes:
Gross unrealized holding gain on securities available for sale	47	3
Retirement plan	(4)	(1)

	43	2
Less deferred income taxes	16	—

Other comprehensive income net of income taxes	27	2

Comprehensive income (loss)	$26	$(128)

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(1)	$(130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of premises and equipment	76	38
Amortization and accretion, net	25	17
Provision for loan losses	—	15
Deferred income taxes	31	13
ESOP expense	11	15
Stock option expense	39	13
Restricted stock award expense	12	4
Loans originated for resale	(1,036)	—
Proceeds from loans sold	1,050	—
(Increase) decrease in interest receivable	(50)	161
Decrease in other assets	25	371
Increase (decrease) in accrued interest payable	50	(59)
Increase (decrease) in other liabilities	253	(123)

Net cash provided by operating activities	485	335

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	—	1,000
Proceeds from maturities of securities held to maturity	—	1,900
Principal repayments on securities available for sale	339	3
Principal repayments on securities held to maturity	8	6
Net (increase) in loans receivable	(2,979)	(7,583)
Additions to premises and equipment	(98)	(40)
Redemption (purchase) of Federal Home Loan Bank of N.Y. stock	717	(224)

Net cash (used for) investing activities:	(2,013)	(4,938)

Cash flows from financing activities:
Net increase (decrease) in deposits	16,127	(3,410)
Net increase in securities sold under repurchase agreements	154	—
Advances from Federal Home Loan Bank of N.Y.	—	5,000
Repayment of advances from Federal Home Loan Bank of N.Y.	(15,934)	(33)
Net increase in payments by borrowers for taxes and insurance	866	797
Purchase of treasury stock	(228)	(293)

Net cash provided by financing activities	985	2,061

Net (decrease) in cash and cash equivalents	(543)	(2,542)
Cash and cash equivalents-beginning	5,402	17,540

Cash and cash equivalents-ending	$4,859	$14,998

Supplemental information
Cash paid during the period for
Interest	$1,227	$1,214

Income taxes	$—	$—

See notes to consolidated financial statements.

CMS Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The consolidated financial statements include the accounts of CMS Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Community Mutual Savings Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Description of Operations

The Bank was originally chartered in 1887 as Community Savings and Loan, a New York State-chartered savings and loan association. In 1980, it converted to a New York State-chartered savings bank and changed its name to Community Mutual Savings Bank of Southern New York. In 1983, Community Mutual Savings Bank of Southern New York changed its name to Community Mutual Savings Bank. In 2007, the Bank reorganized to a federally-chartered mutual savings bank and simultaneously converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, with the concurrent formation of the Company. The Company, a stock holding company for the Bank conducted a public offering of its common stock in connection with the conversion. After the 2007 conversion and offering, all of the Bank’s stock is owned by the Company.

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

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2008 which are in the Company’s Annual Report for the fiscal year ended September 30, 2008, filed with the Securities and Exchange Commission on December 23, 2008.

4. Critical Accounting Policies

The consolidated financial statements included in this report have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

It is management’s opinion that accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the potential impairment of Federal Home Loan Bank (“FHLB”) stock, the determination of other-than-temporary impairment on securities, and the assessment of whether deferred taxes are more likely than not to be realized. Management believes that the allowance for loan losses represents its best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in market and economic conditions in the Company’s market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Management’s determination of whether investments, including FHLB stock are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management’s assessment as to the amount of deferred taxes more likely than not to be realized is based upon future taxable income, which is subject to revision upon updated information.

5. Net Loss Per Share

Basic net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s Employee Stock Ownership Plan (the ESOP). Stock options and restricted stock awards granted are considered common stock equivalents and are therefore considered in diluted net income loss per share calculations, if dilutive, using the treasury stock method.

6. Retirement Plans – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Service cost	$57	$26
Interest cost	54	52
Expected return on plan assets	(55)	(56)
Amortization of prior service cost	1	1
Amortization of unrecognized loss	3	—

Total	$60	$23

7. Stock Repurchase Programs

On April 17, 2008, the Company’s Board of Directors approved a stock buy back plan that authorized the Company to buy back up to 98,647 shares of the outstanding stock of the Company. The buy back was administered as a 10(b)5-1 plan by Stifel Nicolaus, the Company’s investment banker. Through September 30, 2008, 98,647 shares of the Company’s common stock had been repurchased for $999,000 or an average price of $10.13 per share.

On September 25, 2008, the Company’s Board of Directors approved an additional stock buy back plan that authorizes the Company to buy back up to 93,715 shares of the outstanding stock of the Company. The buy back plan is being administered as a 10(b)5-1 plan by Stifel Nicolaus, the Company’s investment banker. Through February 6, 2009, 46,800 shares of common stock had been repurchased for $325,000, or an average price of $6.94 per share under this plan.

8. Stock Based Compensation

The fair value of each stock option grant is established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions for options granted in November 2007: risk-free interest rate of 4.03%; volatility factor of expected market price of the Company’s common stock of 11.3%; weighted average expected lives of the options of 7 years; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions was $2.73 per option. In November 2007, the Company granted 152,154 options to purchase shares of the Company’s common stock at an exercise price of $10.12 per share. The stock options awarded vest over a five year service period on the anniversary of the grant date. The Company recorded compensation expense with respect to these stock options of $21,000 and $7,000 during the three months ended December 31, 2008 and 2007, respectively.

The Company has a Management Recognition Plan (“MRP”). The shares of restricted stock awarded under the MRP vest over a five year service period on the anniversary of the grant date. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the shares covered under the MRP. The Company recognizes compensation expense for the fair value of the shares covered by the MRP on a straight line basis over the requisite service period. In November 2007, 61,701 shares were awarded under the MRP, of which 49,361 were non-vested as of December 31, 2008. The Company recorded compensation expense with respect to such restricted stock of $31,000 and $10,000 during the three months ended December 31, 2008 and 2007, respectively.

9. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS 157 effective for its fiscal year beginning October 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our December 31, 2008 financial statements. The adoption of SFAS 157, FSP 157-2 and FSP 157-3 had no material impact on the amounts reported in the consolidated financial statements.

The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
(In thousands)
Securities available for sale	$9,883	—	$9,883	—

Securities Available for Sale

The following valuation techniques were used to measure fair value of assets in the table above:

•

Available for sale securities - The Company utilizes a third party source to determine the fair value of its fixed income securities. The methodology consists of available trade, bid, and other market information.

The Company has partially applied SFAS 157. In accordance with FSP 157-2, we have delayed, until our year ending September 30, 2010, applying the provisions of SFAS 157 to securities held to maturity, loans receivable, deposits, and Federal Home Loan Bank of New York (“FHLB”) advances.

10. Federal Home Loan Bank Stock

Federal Home Loan Bank stock, which represents a required investment in the common stock of The Federal Home Loan Bank of New York (“FHLB”), is carried at cost and as of December 31, 2008 and September 30, 2008.

Management evaluates this common stock for impairment in accordance with Statement of Position (SOP) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.” Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2008.

11. Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the fiscal years beginning after November 15, 2007, with the opportunity to early adopt SFAS No. 159 as of the beginning of a fiscal year that begins on or before November 15, 2007, as long as certain additional conditions are met. The Company decided not to adopt SFAS No. 159.

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

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors including those set forth in Part 1, Item 1 – Description of Business – Risk Factors of our Form 10-KSB for the year ended September 30, 2008 which was filed with the Securities and Exchange Commission on December 23, 2008, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in interest rates;

•	our allowance for loan losses may not be sufficient to cover actual loan losses;

•	the risk of loss associated with our loan portfolio;

•	lower demand for loans;

•	changes in our asset quality;

•	changes in the real estate market or local economy;

•	our ability to successfully implement our future plans for growth;

•	our ability to retain our executive officers and other key personnel;

•	competition in our primary market area;

•	changes in laws and regulations to which we are subject;

•	recent developments affecting the financial markets;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents; and

•	the low trading volume in our stock.

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

General

The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest income it earns on its loans, investments and other interest-earning assets and the interest it pays on its deposits, borrowings and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. The Company’s operations are also affected by non-interest income, such as service fees, the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy costs, and other general and administrative expenses. In general, financial institutions such as the Company are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability. The Company’s operations and lending activities are principally concentrated in Westchester County, New York, and its operations and earnings are influenced by the economics of the area in which it operates. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in the Company’s primary market area.

The Company’s net interest income may be affected by market interest rate changes. Local market conditions and liquidity needs of other financial institutions can have a dramatic impact on the interest rates offered to attract deposits. In addition, during portions of the last two fiscal years, changes in short-term interest rates without a corresponding change in long-term interest rates, resulted in a reduction in net interest income. The effect of a flat or inverted interest rate yield curve did, and could in the future continue to decrease the Company’s ability to reinvest proceeds from loan and investment repayments at higher interest rates. During portions of the three months ended December 31, 2008 and during the past two fiscal years, the Company’s cost of funds did not change proportionally to its yield on loans and investments, due to the longer-term nature of its interest-earning assets, the yield curve environment and higher interest rates on deposits resulting from liquidity needs of other financial institutions.

In order to grow and diversify, the Company seeks to continue to increase its multi-family, non-residential, construction, home equity and commercial loans by targeting these markets in Westchester County and surrounding areas as a means to increase the yield on and diversify its loan portfolio, build transactional deposit account relationships and, depending on market conditions, sell a portion of the fixed-rate residential real estate loan originations to a third party in order to diversify its loan portfolio, increase fee income and reduce interest rate risk.

To the extent the Company increases its investment in construction or development, consumer and commercial loans, which are considered greater risks than one- to four-family residential loans, the Company’s provision for loan losses may increase to reflect this increased risk, which could cause a reduction in the Company’s income.

Overview

The Company seeks to differentiate itself from its competition by providing superior, highly personalized and prompt service with competitive fees and rates to its customers. Historically, the Bank has been a community-oriented retail savings bank offering residential mortgage loans and traditional deposit products and, to a lesser extent, commercial real estate, small business and consumer loans in Westchester County, New York, and surrounding areas. The Company has adopted a strategic plan that focuses on growth in the loan portfolio into higher yield multi-family, non-residential, construction and commercial loan markets. The Company’s strategic plan also calls for increasing deposit relationships and broadening its product lines and services. The Company believes that this business strategy is best for its long term success and viability, and complements its existing commitment to high quality customer service.

Recent Developments Affecting the Financial Markets

In response to the crises affecting the financial markets, the federal government has taken unprecedented steps in an attempt to stabilize and provide liquidity to the U.S. financial markets. Under the Emergency Economic Stabilization Act of 2008 (“EESA”) and the Troubled Asset Relief Program Capital Purchase Program (“CPP”), the U.S. Treasury will make up to $700 billion of capital available to U.S. financial institutions and potentially other financial and commercial firms by purchasing preferred stock in these institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. In January 2009, the Company decided to withdraw its application to the U.S. Treasury and elected not to participate in the CPP. The Company’s decision to withdraw its application was based on its assessment that it does not require the capital that would potentially be available to it through the CPP program at this time. The Company believes that, were it to need capital, it could access capital from sources other than the federal government on terms that are more flexible than those available under the CPP program.

In addition, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. All eligible institutions are automatically enrolled in the TLGP for the first 30 days at no cost. Organizations that do not wish to participate in the TLGP were required to opt out by December 5, 2008. After that time, participating entities will be charged fees. The TLGP has two components. The FDIC will provide a complete guarantee of newly issued senior unsecured debt of the participating organizations, within a certain limit, issued between October 14, 2008 and June 30, 2009. For such debts maturing beyond June 30, 2009, the guarantee will remain in effect until June 30, 2012. An annualized fee of 75 basis points multiplied by the amount of debt issued from October 14, 2008 (and still outstanding on December 6, 2008), through June 30, 2009 will be charged. The other component provides full FDIC insurance coverage for non–interest bearing transaction deposit accounts, regardless of dollar amount until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest–bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of the TLGP. The Company elected to participate in the TLGP component which allows us to provide full FDIC insurance coverage for non-interest bearing transaction accounts as well as the component relating to the complete guarantee of newly issued senior unsecured debt.

It is not clear at this time whether our decision not participate in the CPP or our decision to participate in the TLGP will have an effect on our business or financial condition. In addition, there is no assurance that these government actions will achieve their purpose. It is also possible that additional actions may be taken by the federal government or regulators to address the current economic conditions that may effect our business or financial condition. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also cause declines in our investment portfolio which could result in an other-than-temporary impairment charge.

Comparison of Financial Condition at December 31, 2008 to September 30, 2008

Total assets increased by $1.4 million, or 0.7%, to $205.3 million at December 31, 2008 from $203.9 million at September 30, 2008. The increase in deposits was used to repay short term borrowings from the Federal Home Loan Bank of New York (“FHLB”) and to fund loan growth.

In the three months ended December 31, 2008, cash and cash equivalents declined by $543,000, or 10.1%, and securities declined by $304,000, or 2.9% as a result of repayments of mortgage backed securities. Available for sale securities consist of bonds and mortgage backed securities of Fannie Mae and Freddie Mac.

Loans receivable were $184.1 million and $181.1 million at December 31, 2008 and September 30, 2008, respectively, representing an increase of $2.9 million, or 1.6%. The increase in loans resulted principally from originations of one-to-four family mortgage loans and non-residential mortgage real estate loans.

While the banking industry has seen increases in loan delinquencies and defaults over the past year, particularly in the subprime sector, the Company has not experienced losses in its loan portfolio due primarily to its conservative underwriting policies. As of December 31, 2008 and September 30, 2008, the Company had no non-performing loans and the allowance for loan losses at each date was 0.28% of loans outstanding. There were no loans charged off in the three months ended December 31, 2008 or 2007, and in the three months ended December 31, 2008 there were recoveries of $1,000. Despite a weakening economy, there has been no material shift in the loan portfolio, delinquency levels, loss experience, or other factors affecting the Bank during the three months ended December 31, 2008.

The redemption of FHLB stock of $717,000 in the three months ended December 31, 2008 resulted from the repayment of short term borrowings, as required by FHLB.

Deposits increased by $16.1 million, or 12.5%, from $128.8 million as of September 30, 2008 to $144.9 million as of December 31, 2008. The increase in deposits was used to repay FHLB short term borrowings and fund loan demand. The increase in deposits resulted from offering more competitive interest rates on money market accounts and short term certificates of deposit, offset in part by decreases in savings balances as customers shifted savings into higher yielding certificates of deposit. Deposits as of December 31, 2008 and September 30, 2008 also include $8.5 million and $4.0 million, respectively of brokered deposits which were used to improve liquidity during a period of tight credit and economic uncertainty.

Borrowings from FHLB decreased to $34.8 million as of December 31, 2008 from $50.8 million as of September 30, 2008 as deposit increases were used to repay short term advances. The increase in advance payments by borrowers for taxes and insurance resulted from the seasonal aspect of customers making such deposits in advance of the payment of taxes and insurance.

Stockholders’ equity decreased from $21.7 million at September 30, 2008 to $21.6 million at December 31, 2008 as a result of the purchase of 39,900 shares of the Company’s common stock under the stock buy back program for $228,000, net of additions to equity resulting from accounting for stock based compensation and the ESOP.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and 2007

General. The Company incurred a net loss of $1,000 for the three months ended December 31, 2008, compared to a net loss of $130,000 for the three months ended December 31, 2007. The decrease in the net loss primarily reflects an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense.

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

	Three Months Ended December 31,
	2008			2007
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans	$183,234	$2,735	5.97%	$150,658	$2,265	6.01%
Securities	10,210	107	4.19%	2,731	32	4.69%
Federal funds sold	—	—	—%	9,661	111	4.60%
Other interest-earning assets	3,021	21	2.78%	4,349	49	4.51%

Total interest-earning assets	196,465	2,863	5.83%	167,399	2,457	5.87%

Non interest-earning assets	5,671			3,437

Total assets	$202,136			$170,836

Interest-bearing liabilities:
Demand deposits	$9,829	43	1.75%	$9,370	95	4.06%
Savings and club accounts	36,722	37	0.40%	41,497	41	0.40%
Certificates of deposit	81,609	722	3.54%	54,082	630	4.66%
Borrowed money	38,639	475	4.92%	30,869	389	5.04%

Total interest-bearing liabilities	166,799	1,277	3.06%	135,818	1,155	3.40%

Non interest-bearing deposits	11,847			10,573
Other liabilities	1,863			164

Total liabilities	180,509			146,555
Total stockholders’ equity	21,627			24,281

Total liabilities and stockholders’ equity	$202,136			$170,836

Interest rate spread		$1,586	2.77%		$1,302	2.47%

Net interest-earning assets/net interest margin	$29,666		3.23%	$31,581		3.11%

Ratio of interest earning assets to interest bearing liabilities		1.18x			1.23x

Interest Income. Interest income increased $406,000, or 16.5%, to $2.9 million for the three months ended December 31, 2008 from $2.5 million for the three months ended December 31, 2007. The increase in interest income was due to an increase of $470,000 in interest income from loans offset by a $64,000 decrease in interest income from securities, Federal funds sold and other interest-earning assets.

Interest income from loans increased by $470,000, or 20.8%, to $2.7 million for the three months ended December 31, 2008 from $2.3 million for the three months ended December 31, 2007. The increase was due to a $32.6 million, or 21.6%, increase in the average balance of loans to $183.2 million in the three months ended December 31, 2008 from $150.7 million in the three months ended December 31, 2007, net of a decrease in the average yield to 5.97% from 6.01%, reflecting lower market rates and decreases in interest rates on adjustable rate loans. The increase in average loan balances was principally from originations of conventional one-to-four-family residential mortgages, and originations of non-residential mortgage real estate loans. Higher loan volume contributed $485,000 of the $470,000 increase in interest income, while the lower interest rates reduced interest income by $15,000.

Interest income from securities increased by $75,000 to $107,000 for the three months ended December 31, 2008 from $32,000 for the three months ended December 31, 2007. The increase in interest income from securities was due to higher average balances which contributed $79,000 to the increase, partially offset by lower interest rates which reduced interest income on securities by $4,000. The Company had no investments in Federal funds sold during the three months ended December 31, 2008 and had $111,000 of interest income from investments in Federal funds sold in the three months ended December 31, 2007. Interest income from other interest earning assets declined by $28,000 for the three months ended December 31, 2008, due to lower average balances and lower interest rates.

Interest Expense. Interest expense increased by $122,000, or 10.6%, to $1.3 million in the three months ended December 31, 2008 compared to $1.2 million in the comparable 2007 period. Interest on demand deposits decreased $52,000 as a result of lower interest rates. Interest on savings and clubs declined by $4,000 as a result of the average balances decreasing from $41.5 million in the three months ended December 31, 2007 to $36.7 in the comparable 2008 period. More competitive market rates offered on certificates of deposit in the 2008 period resulted in an increase in the average balance of $27.5 million, to $81.6 million for the three months ended December 31, 2008 compared to $54.1 million for the three months ended December 31, 2007. Interest expense on certificates of deposit was $92,000 higher in the three months ended December 31, 2008 compared to the comparable 2007 period as a result of higher average balances causing an increase of $268,000, partially offset by the impact of lower rates of $176,000. Higher FHLB borrowings caused the interest expense on borrowed money to increase by $86,000 in the three months ended December 31, 2008 compared to the comparable 2007 period.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 3.40% in the quarter ended December 31, 2007 to 3.06% in the comparable 2008 period. Of the $122,000 increase in interest expense, volume caused the expense to increase by $363,000, partially offset by a decrease in interest expense caused by lower interest rates of $241,000 in the three months ended December 31, 2008 compared to the comparable 2007 period.

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

	Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$485	$(15)	$470
Securities	79	(4)	75
Federal funds sold	(111)	—	(111)
Other interest-earning assets	(12)	(16)	(28)

Total interest-earning assets	441	(35)	406

Interest bearing liabilities:
Demand deposits	4	(56)	(52)
Savings and club accounts	(4)	—	(4)
Certificates of deposit	268	(176)	92
Borrowed money	95	(9)	86

Total interest-bearing liabilities	363	(241)	122

Net interest income	$78	$206	$284

Net Interest Income. Net interest income increased $284,000, or 21.8%, to $1.6 million for the three months ended December 31, 2008 from $1.3 million for the three months ended December 31, 2007. Increases in average interest-earning assets, net of lower yields on those assets in the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 were offset by increases in the average deposit and borrowing balances, net of a decrease in the cost of interest-bearing liabilities.

Provision for Loan Losses. The allowance for loan losses was $517,000, or 0.28%, of gross loans outstanding at December 31, 2008 compared to $284,000, or 0.18%, of gross loans outstanding at December 31, 2007. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Despite a weakening economy nationally as well as in our primary market area, there was no material change in the delinquency levels, loss experience, or other factors affecting the Bank. In the three months ended

December 31, 2007, $15,000 was added to the allowance for loan losses. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $78,000 in the three months ended December 31, 2008 decreased from $129,000 in the comparable 2007 period as a result of fees earned from referring a loan which was outside the Bank’s lending parameters to another lender in the 2007 period, offset in part by fees earned on loans originated for other lenders in the three months ended December 31, 2008.

Non-interest Expenses. Non-interest expenses were $1.7 million and $1.6 million for the three months ended December 31, 2008 and 2007, respectively, representing an increase of $87,000, or 5.6%. An increase of $74,000 during the three months ended December 31, 2008 in salaries and employee benefits resulted principally from higher benefit costs, including the cost of stock based compensation and pension expense. Higher equipment costs of $27,000 resulted principally from the new Eastchester and Greenburgh branch locations. Professional fees were $239,000 in the quarter ended December 31, 2007 and $144,000 in the quarter ended December 31, 2008. The $95,000 decrease resulted from higher 2007 costs associated with preparing the proxy for the special shareholders meeting, the cost of preparing and filing the first annual report and Form 10-KSB and the cost of the Registration Statement on Form S-8 for the stock option and management recognition programs. Other non-interest expense increased by $28,000 in the three months ended December 31, 2008 as a result of higher Delaware franchise taxes and other costs compared to the comparable 2007 period.

Income Tax Expense (Benefit). Income tax expense was $13,000 in the three months ended December 31, 2008 compared to a benefit of $19,000 in the comparable 2007 period. The tax expense (benefit) is recorded based on pretax income (loss), at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended December 31, 2008 and 2007 was different than the statutory rate as a result of providing for New York State minimum taxes.

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

The table below sets forth the changes in annual net interest income, as of September 30, 2008, the latest information available, that would result from various basis point changes in interest rates over a twelve-month period.

	Net Interest Income
Change in Interest Rates In Basis Points (Rate Shock)	Amount	Dollar Change	Percent Change
	(Dollars in Thousands)
300	$5,887	$(624)	-9.6%
200	6,105	(406)	-6.2%
100	6,316	(195)	-3.0%
0	6,511	—	0.0%
-100	6,663	152	2.3%

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

The Company’s primary sources of funds are deposits, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances and loans, maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as Federal funds and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit and borrowing agreements exist with the FHLB which provide an additional source of funds. At December 31, 2008, the Company had $34.8 million of advances from the FHLB.

In the three months ended December 31, 2008, net cash provided by operating activities was $485,000, compared to $335,000 in 2007. In the three months ended December 31, 2008, the net loss of $1,000 was offset by non-cash expenses of $194,000.

In the three months ended December 31, 2008, investing activities used $2.0 million of cash, compared to $4.9 million in 2007. In the three months ended December 31, 2008, proceeds from repayments of securities and FHLB stock provided $1.1 million of cash, while loan growth used $3.0 million of cash.

Net cash provided by financing activities was $1.0 million and $2.1 million in the three months ended December 31, 2008 and 2007, respectively. In the three months ended December 31, 2008, increases in retail deposits provided $11.6 million of cash, brokered certificates of deposit provided $4.5 million and increases in payments by borrowers for taxes and insurance provided $866,000 of cash. Repayment of borrowings from FHLB used $15.9 million of cash, while purchases of treasury stock under the buyback program used $228,000 of cash. In the three months ended December 31, 2007, decreases in deposits used cash of $3.4 million while FHLB borrowing provided $5.0 million of cash. Increases in payments by borrowers for taxes and insurance provided $797,000 of cash and purchases of 82,206 shares of stock by an independent trustee to fund the MRP used $293,000 of cash. These shares are recorded as a reduction of additional paid in capital at December 31, 2008.

In January 2009, the Company decided to withdraw its application to the U.S. Treasury and elected not to participate in the CPP. The Company’s decision to withdraw its application was based on its assessment that it does not require the capital that would potentially be available to it through the CPP program at this time. The Company believes that, were it to need capital, it could access capital from sources other than the federal government on terms that are more flexible than those available under the CPP program.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of December 31, 2008, the Company had cash and cash equivalents of $4.9 million and securities of $10.1 million. At December 31, 2008, the Company has outstanding commitments to originate loans of $461,000 and $8.9 million of undisbursed funds from approved lines of credit, principally under a homeowners’ equity line of credit lending program. Certificates of deposit scheduled to mature in one year or less at December 31, 2008, totaled $75.1 million. Management believes that, based upon its experience and the Company’s deposit flow history, a significant portion of such deposits will remain with the Company.

On September 25, 2008, the Company’s Board of Directors approved an additional stock buy back plan that authorizes the Company to buy back up to 93,715 shares of the outstanding stock of the Company. The buy back is being administered as a 10(b)5-1 plan by Stifel Nicolaus, the Company’s investment banker. Through February 6, 2009, 46,800 shares of common stock had been repurchased for $325,000 under this plan.

The Company has an overnight line of credit and a one month overnight repricing line of credit commitment with the Federal Home Loan Bank of New York totaling $18.6 million, which expire on July 31, 2009, which was unused at December 31, 2008. The Company can borrow up to 50% of its assets from the Federal Home Loan Bank, limited to 30% of its assets based on qualifying mortgages pledged as collateral and 20% of its assets based on investment securities pledged as collateral.

The following table sets forth the Bank’s capital position at December 31, 2008, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$15,198	14.26%	$	≥8,524	≥8.00%	$	≥10,655	≥10.00%
Core (Tier 1) capital (to risk-weighted assets)	14,681	13.78		N/A	N/A		≥6,393	≥6.00
Core (Tier 1) capital (to total assets)	14,681	7.22		≥8,138	≥4.00		≥10,173	≥5.00
Tangible capital (to total assets)	14,681	7.22		≥3,052	≥1.50		N/A	N/A

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Smaller Reporting Companies.

Item 4(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Over Financial Reporting

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended December 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 through October 31	-0-	-0-	-0-	93,715
November 1 through November 30	300	$6.15	300	93,415
December 1 through December 31	32,100	$7.03	32,400	61,315
Total	32,400	$7.02	32,400	61,315

Item 6.	Exhibits

The following Exhibits are filed as part of this report.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer.

32.1	Section 1350 Certification of principal executive officer.

32.2	Section 1350 Certification of principal financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMS Bancorp, Inc.

Date: February 10, 2009	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: February 10, 2009	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer