Form 10-Q
period 2009-03-31
CMS Bancorp, Inc.
filed 2009-05-12
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2009 there were 1,874,718 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1.	Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2009	September 30, 2008
	(Dollars in thousands, except per share data)
ASSETS

Cash and amounts due from depository institutions	$1,059	$1,270
Interest-bearing deposits	174	4,132

Total cash and cash equivalents	1,233	5,402
Securities available for sale	23,289	10,179
Securities held to maturity, estimated fair value of $193 and $209, respectively	179	191
Loans held for sale	421	—
Loans receivable, net of allowance for loan losses of $548 and $516, respectively	179,540	181,133
Premises and equipment	2,898	2,494
Federal Home Loan Bank of New York stock	2,231	2,587
Interest receivable	862	781
Other assets	1,116	1,163

Total assets	$211,769	$203,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$145,135	$128,757
Securities sold under repurchase agreements	—	614
Advances from Federal Home Loan Bank of New York	42,848	50,767
Advance payments by borrowers for taxes and insurance	953	387
Other liabilities	1,370	1,696

Total liabilities	190,306	182,221

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, authorized shares: 7,000,000 at March 31, 2009 and 14,000,000 at September 30, 2008; shares issued: 2,055,165; shares outstanding: 1,884,618 at March 31, 2009 and 1,956,518 at September 30, 2008	21	21
Additional paid in capital	17,948	17,852
Retained earnings	6,798	6,784
Treasury stock, 170,547 shares at March 31, 2009 and 98,647 shares at September 30, 2008	(1,500)	(999)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,535)	(1,562)
Accumulated other comprehensive (loss)	(269)	(387)

Total stockholders’ equity	21,463	21,709

Total liabilities and stockholders’ equity	$211,769	$203,930

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,658	$2,367	$5,393	$4,632
Securities	153	37	260	69
Federal funds sold	—	33	—	144
Other interest-earning assets	15	70	36	119

Total interest income	2,826	2,507	5,689	4,964

Interest expense:
Deposits	808	729	1,610	1,495
Mortgage escrow funds	7	4	9	7
Borrowings, short term	2	—	11	—
Borrowings, long term	384	425	848	811

Total interest expense	1,201	1,158	2,478	2,313

Net interest income	1,625	1,349	3,211	2,651
Provision for loan losses	30	35	30	50

Net interest income after provision for loan losses	1,595	1,314	3,181	2,601

Non-interest income:
Fees and service charges	49	65	109	132
Net gain on sale of loans	20	—	34	—
Other	25	1	29	63

Total non-interest income	94	66	172	195

Non-interest expense:
Salaries and employee benefits	938	839	1,866	1,650
Net occupancy	209	211	408	414
Equipment	154	116	295	230
Professional fees	95	150	239	389
Advertising	40	16	77	39
Federal insurance premium	16	4	21	7
Directors’ fees	47	60	74	94
Other insurance	19	17	36	35
Bank charges	22	20	45	37
Other	115	161	246	264

Total non-interest expense	1,655	1,594	3,307	3,159

Income (loss) before income taxes	34	(214)	46	(363)
Income tax expense (benefit)	19	(65)	32	(84)

Net income (loss)	$15	$(149)	$14	$(279)

Net income (loss) per common share
Basic and diluted	$0.01	$(0.08)	$0.01	$(0.15)

Weighted average number of common shares outstanding
Basic and diluted	1,733,893	1,819,907	1,754,749	1,854,991

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$15	$(149)	$14	$(279)

Other comprehensive income net of income taxes:
Gross unrealized holding gain on securities available for sale	160	15	207	18
Retirement plan	(9)	—	(13)	—

	151	15	194	18
Less deferred income taxes	60	6	76	7

Other comprehensive income net of income taxes	91	9	118	11

Comprehensive income (loss)	$106	$(140)	$132	$(268)

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$14	$(279)
Adjustments to reconcile net income (loss) to net cash (used by) operating activities:
Depreciation of premises and equipment	152	75
Amortization and accretion, net	90	37
Provision for loan losses	30	50
Deferred income taxes	72	22
ESOP expense	19	28
Stock option expense	42	28
Restricted stock award expense	62	42
Net gain on sale of loans	(34)	—
Loans originated for resale	(2,069)	—
Proceeds from loans sold	1,682	—
(Increase) in interest receivable	(81)	(31)
(Increase) decrease in other assets	(101)	194
(Decrease) increase in accrued interest payable	(10)	21
(Decrease) in other liabilities	(329)	(214)

Net cash (used by) operating activities	(461)	(27)

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	2,000	2,046
Proceeds from maturities of securities held to maturity	—	2,200
Purchases of securities available for sale	(15,749)	(3,607)
Principal repayments on securities available for sale	839	83
Principal repayments on securities held to maturity	12	21
Net decrease (increase) in loans receivable	1,480	(12,379)
Additions to premises and equipment	(556)	(385)
Redemption (purchase) of Federal Home Loan Bank of N.Y. stock	356	(222)

Net cash (used by) investing activities	(11,618)	(12,243)

Cash flows from financing activities:
Net increase in deposits	16,378	2,403
Net (decrease) in securities sold under repurchase agreements	(614)	—
Advances from Federal Home Loan Bank of N.Y.	—	5,000
Repayment of advances from Federal Home Loan Bank of N.Y.	(7,919)	(66)
Net increase in payments by borrowers for taxes and insurance	566	495
Purchase of treasury stock	(501)	(856)

Net cash provided by financing activities	7,910	6,976

Net (decrease) in cash and cash equivalents	(4,169)	(5,294)
Cash and cash equivalents-beginning	5,402	17,540

Cash and cash equivalents-ending	$1,233	$12,246

Supplemental information
Cash paid during the period for
Interest	$2,488	$2,292

Income taxes	$—	$—

See notes to consolidated financial statements.

CMS Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The consolidated financial statements include the accounts of CMS Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Community Mutual Savings Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current presentation.

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

The Bank is a community and customer-oriented retail savings bank offering residential mortgage loans and traditional deposit products and, to a lesser extent, commercial real estate, small business and consumer loans in Westchester County, New York, and surrounding areas. The Bank also invests in various types of assets, including securities of various government-sponsored enterprises and mortgage-backed securities.

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

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months and six months ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2008 which are in the Company’s Annual Report for the fiscal year ended September 30, 2008, filed with the Securities and Exchange Commission on December 23, 2008.

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

5. Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s ESOP. Stock options and restricted stock awards granted are considered common stock equivalents and are therefore considered in diluted net income (loss) per share calculations, if dilutive, using the treasury stock method.

6. Retirement Plans – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)
Service cost	$50	$26	$107	$52
Interest cost	49	52	103	104
Expected return on plan assets	(48)	(57)	(103)	(113)
Amortization of prior service cost	1	1	2	2
Amortization of unrecognized loss	8	—	11	—

Total	$60	$22	$120	$45

7. Stock Repurchase Programs

On April 17, 2008, the Company’s Board of Directors approved a stock repurchase plan that authorized the Company to repurchase up to 98,647 shares of the outstanding stock of the Company. The repurchase was administered as a 10(b)5-1 plan by Stifel Nicolaus, the Company’s investment banker. Through September 30, 2008, all 98,647 shares of the Company’s common stock authorized under this plan had been repurchased for $999,000 or an average price of $10.13 per share.

On September 25, 2008, the Company’s Board of Directors approved an additional stock repurchase plan that authorizes the Company to repurchase up to 93,715 shares of the outstanding stock of the Company. The repurchase plan is being administered as a 10(b)5-1 plan by Stifel Nicolaus, the Company’s investment banker. Through May 11, 2009, 81,800 shares of common stock had been repurchased for $570,000, or an average price of $6.97 per share under this plan.

8. Stock Based Compensation

The fair value of each stock option grant is established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions for options granted in November 2007: risk-free interest rate of 4.03%; volatility factor of expected market price of the Company’s common stock of 11.3%; weighted average expected lives of the options of 7 years; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions was $2.73 per option. In November 2007, the Company granted 152,154 options to purchase shares of the Company’s common stock at an exercise price of $10.12 per share. The stock options awarded vest over a five year service period on the anniversary of the grant date. The Company recorded compensation expense with respect to these stock options of $21,000 and $21,000 during the three months ended March 31, 2009 and 2008, and $42,000 and $28,000 during the six months ended March 31, 2009 and 2008, respectively.

The Company has a Management Recognition Plan (“MRP”). The shares of restricted stock awarded under the MRP vest over a five year service period on the anniversary of the grant date. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the shares covered under the MRP. The Company recognizes compensation expense for the fair value of the shares covered by the MRP on a straight line basis over the requisite service period. In November 2007, 61,701 shares were awarded under the MRP, of which 49,361 were non-vested as of March 31, 2009. The Company recorded compensation expense with respect to such restricted stock of $31,000 and $31,000 during the three months ended March 31, 2009 and 2008, and $62,000 and $42,000 during the six months ended March 31, 2009 and 2008, respectively.

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

In December 2007, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our March 31, 2009 financial statements. The adoption of SFAS 157, FSP 157-2 and FSP 157-3 had no material impact on the amounts reported in the consolidated financial statements.

The Company has partially applied SFAS 157. In accordance with FSP 157-2, we have delayed, until our year ending September 30, 2010, the adoption of SFAS 157. The effects of early adoption would have had no effect to our financial statements. The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 are as follows:

Description	March 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Securities available for sale	$23,289	$—	$23,289	$—

Securities Available for Sale

The following valuation techniques were used to measure fair value of assets in the table above:

•	Available for sale securities - The Company utilizes a third party source to determine the fair value of its securities. The methodology consists of available trade, bid, and other market information.

10. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB of New York is carried at cost as of March 31, 2009 and September 30, 2008.

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

Management believes no impairment charge is necessary related to the FHLB stock as of March 31, 2009.

11. Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FASB Statement 157, “Fair Value Measurements”, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2)”. FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors including those set forth in Part 1, Item 1 – Description of Business – Risk Factors of our Form 10-KSB for the year ended September 30, 2008 which was filed with the Securities and Exchange Commission on December 23, 2008, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in interest rates;

•	our allowance for loan losses may not be sufficient to cover actual loan losses;

•	the risk of loss associated with our loan portfolio;

•	lower demand for loans;

•	changes in our asset quality;

•	changes in the real estate market or local economy;

•	our ability to successfully implement our future plans for growth;

•	our ability to retain our executive officers and other key personnel;

•	public health issues such as the swine flu outbreak;

•	competition in our primary market area;

•	changes in laws and regulations to which we are subject;

•	recent developments affecting the financial markets;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents; and

•	the low trading volume in our stock.

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

The Company’s net interest income may be affected by market interest rate changes. Local market conditions and liquidity needs of other financial institutions can have a dramatic impact on the interest rates offered to attract deposits. In addition, during portions of the last two fiscal years, changes in short-term interest rates without a corresponding change in long-term interest rates, resulted in a reduction in net interest income. The effect of a flat or inverted interest rate yield curve did, and could in the future continue to decrease the Company’s ability to reinvest proceeds from loan and investment repayments at higher interest rates. During portions of the three months and six months ended March 31, 2009 and during the past two fiscal years, the Company’s cost of funds did not change proportionally to its yield on loans and investments, due to the longer-term nature of its interest-earning assets, the yield curve environment and higher interest rates on deposits resulting from liquidity needs of other financial institutions.

In order to grow and diversify, the Company seeks to continue to increase its multi-family, non-residential, construction, home equity and commercial loans by targeting these markets in Westchester County and surrounding areas as a means to increase the yield on and diversify its loan portfolio, build transactional deposit account relationships and, depending on market conditions, sell the fixed-rate residential real estate loan originations to a third party in order to diversify its loan portfolio, increase fee income and reduce interest rate risk.

To the extent the Company increases its investment in construction or development, consumer and commercial loans, which are considered greater risks than one- to four-family residential loans, the Company’s provision for loan losses may increase to reflect this increased risk, which could cause a reduction in the Company’s income.

Business Strategy

The Company seeks to differentiate itself from its competition by providing superior, highly personalized and prompt service, local decision making and competitive fees and rates to its customers. Historically, the Bank has been a community-oriented retail savings bank offering residential mortgage loans and traditional deposit products and, to a lesser extent, commercial real estate, small business and consumer loans in Westchester County, New York, and surrounding areas. The Company has adopted a strategic plan that focuses on growth in the loan portfolio into higher yield multi-family, non-residential, construction and commercial loan markets. The Company’s strategic plan also calls for increasing deposit relationships and broadening its product lines and services. The Company believes that this business strategy is best for its long-term success and viability, and complements its existing commitment to high quality customer service.

Recent Developments Affecting the Financial Markets

In response to the crises affecting the financial markets, the federal government has taken unprecedented steps in an attempt to stabilize and provide liquidity to the U.S. financial markets. Under the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 and the Troubled Asset Relief Program Capital Purchase Program (“CPP”), the United States Department of the Treasury (the “Treasury”) will make up to $700 billion of capital available to U.S. financial institutions, and potentially to other financial and commercial firms by purchasing preferred stock in these institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. In January 2009, the Company decided to withdraw its application to the Treasury and elected not to participate in the CPP. The Company’s decision to withdraw its application was based on its assessment that it did not require the capital that would potentially have been available to it through the CPP at this time. The Company continues to believe that, were it to need capital, it could access capital from sources other than the federal government on terms that are more flexible than those available under the CPP.

In addition, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. All eligible institutions are automatically enrolled in the TLGP for the first 30 days at no cost. Organizations that do not wish to participate in the TLGP were required to opt out by December 5, 2008. After that time, participating entities will be charged fees. The Company did not opt out and is a participant in the TLGP. The TLGP has two components. The FDIC will provide a complete guarantee of newly issued senior unsecured debt of the participating organizations, within a certain limit, issued between October 14, 2008 and June 30, 2009. For such debts maturing beyond June 30, 2009, the guarantee will remain in effect until June 30, 2012. An annualized fee of 75 basis points multiplied by the amount of debt issued from October 14, 2008 (and still outstanding on December 6, 2008), through June 30, 2009 will be charged. The Company has not issued any debt covered by the TLGP. The other component provides full FDIC insurance coverage for non–interest bearing transaction deposit accounts, regardless of dollar amount until December 31, 2009. An annualized 10 basis point assessment on balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of the TLGP

It is not clear at this time whether our decision not to participate in the CPP or our decision to participate in the TLGP will have an effect on our business or financial condition. In addition, there is no assurance that these government actions will achieve their purpose. It is also possible that additional actions may be taken by the federal government or regulators to address the current economic conditions that may effect our business or financial condition. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also cause declines in our investment portfolio which could result in an other-than-temporary impairment charge.

Comparison of Financial Condition at March 31, 2009 to September 30, 2008

Total assets increased by $7.8 million, or 3.8%, to $211.8 million at March 31, 2009 from $203.9 million at September 30, 2008. Cash and cash equivalents and the increase in deposits were used to repay short term borrowings from the FHLB of New York and to fund purchases of available for sale securities.

In the six months ended March 31, 2009, cash and cash equivalents declined by $4.2 million, and securities increased by $13.1 million as a result of purchases of available for sale securities. Available for sale securities consist of bonds and mortgage-backed securities of Fannie Mae and Freddie Mac.

Loans receivable were $179.5 million and $181.1 million at March 31, 2009 and September 30, 2008, respectively, representing a decrease of $1.6 million, or 0.9%. The decrease in loans resulted principally from higher pre-payments of one-to-four-family mortgage loans and the decision to sell one-to-four-family loan originations, net of increases in non-residential mortgage real estate loans.

While the banking industry has seen increases in loan delinquencies and defaults over the past year, particularly in the subprime sector, the Company has not experienced losses in its loan portfolio due primarily to its conservative underwriting policies. As of March 31, 2009 and September 30, 2008, the Company had no non-performing loans and the allowance for loan losses was 0.30% and 0.28% of loans outstanding, respectively. There were no loans charged off in the six months ended March 31, 2009 or 2008. Despite a weakening economy and a modest increase in the level of loan delinquencies, there has been no material shift in the loan portfolio, loss experience, or other factors affecting the Bank during the six months ended March 31, 2009.

Deposits increased by $16.4 million, or 12.7%, from $128.8 million as of September 30, 2008 to $145.1 million as of March 31, 2009. The increase in deposits was used to repay FHLB short term borrowings and fund purchases of available for sale securities. The increase in deposits resulted from offering more competitive interest rates on money market accounts and short-term certificates of deposit, and higher demand deposit balances. Deposits as of March 31, 2009 and September 30, 2008 also include $4.0 million and $8.5 million, respectively of brokered deposits which were used to improve liquidity during a period of tight credit and economic uncertainty.

Borrowings from FHLB of New York decreased to $42.8 million as of March 31, 2009 from $50.8 million as of September 30, 2008 as deposit increases were used to repay short-term advances. The increase in advance payments by borrowers for taxes and insurance resulted from the seasonal aspect of customers making such deposits in advance of the payment of taxes and insurance.

Stockholders’ equity decreased from $21.7 million at September 30, 2008 to $21.5 million at March 31, 2009 as a result of the purchase of 71,900 shares of the Company’s common stock pursuant to the stock repurchase program for $501,000, net of additions to equity resulting from accounting for stock based compensation, the ESOP, net income and a reduction in accumulated other comprehensive loss.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General. The Company had net income of $15,000 for the three months ended March 31, 2009, compared to a net loss of $149,000 for the three months ended March 31, 2008. The improvement in net income primarily reflects an increase in net interest income and higher non-interest income, partially offset by an increase in non-interest expense and income tax expense.

In April 2009, the Company opened a new branch in Mount Kisco, New York. This new branch will cause operating expenses to increase in future periods. Until deposits and the investment of these deposits in interest-earning assets, at this new branch reach a sufficient level, this new branch is likely to have a negative impact on earnings.

Average Balances, Interest and Average Yields/Costs. The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average annual yield on interest-earning assets and average annual cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses.

	Three Months Ended March 31,
	2009			2008
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable	$181,286	$2,658	5.86%	$158,066	$2,367	5.99%
Securities	14,592	153	4.19%	3,623	37	4.09%
Federal funds sold	—	—	—%	4,205	33	3.14%
Other interest-earning assets	2,831	15	2.12%	6,519	70	4.30%

Total interest-earning assets	198,709	2,826	5.69%	172,413	2,507	5.82%

Non interest-earning assets	6,290			3,666

Total assets	$204,999			$176,079

Interest-bearing liabilities:
Demand deposits	$11,032	54	1.96%	$10,321	78	3.02%
Savings and club accounts	36,817	37	0.40%	40,446	40	0.40%
Certificates of deposit	85,987	717	3.34%	54,458	611	4.49%
Borrowed money	36,781	393	4.27%	35,651	429	4.81%

Total interest-bearing liabilities	170,617	1,201	2.82%	140,876	1,158	3.29%

Non interest-bearing deposits	10,968			10,186
Other liabilities	2,138			1,528

Total liabilities	183,723			152,590
Total stockholders’ equity	21,277			23,489

Total liabilities and stockholders’ equity	$204,999			$176,079

Interest rate spread		$1,625	2.87%		$1,349	2.53%

Net interest-earning assets/net interest margin	$28,092		3.27%	$31,537		3.13%

Ratio of interest earning assets to interest bearing liabilities		1.16x			1.22x

Interest Income. Interest income increased $319,000, or 12.7%, to $2.8 million for the three months ended March 31, 2009 from $2.5 million for the three months ended March 31, 2008. The increase in interest income was due to an increase of $291,000 in interest income from loans and a $28,000 increase in interest income from securities, Federal funds sold and other interest-earning assets.

Interest income from loans increased by $291,000, or 12.3%, to $2.7 million for the three months ended March 31, 2009 from $2.4 million for the three months ended March 31, 2008. The increase was due to a $23.2 million, or 14.7%, increase in the average balance of loans to $181.3 million in the three months ended March 31, 2009 from $158.1 million in the three months ended March 31, 2008, net of a decrease in the average yield to 5.86% from 5.99%, reflecting lower market rates, decreases in interest rates on adjustable rate loans and the write off of deferred loan origination costs on loans that paid off, which were higher in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in average loan balances was principally from originations of conventional one-to-four-family residential mortgages, and originations of non-residential mortgage real estate loans. Higher loan volume increased interest income by $343,000 while the lower interest rates reduced interest income by $52,000.

Interest income from securities increased by $116,000 to $153,000 for the three months ended March 31, 2009 from $37,000 for the three months ended March 31, 2008. The increase in interest income from securities was due to higher average balances and increases in yield on the securities portfolio. The Company had no investments in Federal funds sold during the three months ended March 31, 2009 and had $33,000 of interest income from investments in Federal funds sold in the three months ended March 31, 2008. Interest income from other interest earning assets declined by $55,000 for the three months ended March 31, 2009, due to lower average balances and lower yield on such portfolio.

Interest Expense. Interest expense increased by $43,000, or 3.7%, to $1.2 million in the three months ended March 31, 2009 compared to the comparable 2008 period. Interest on demand deposits decreased $24,000 as a result of lower interest rates, partially offset by higher average balances. Interest on savings and clubs declined by $3,000 as a result of the average balances decreasing from $40.4 million in the three months ended March 31, 2008 to $36.8 in the comparable 2009 period. More competitive market rates offered on certificates of deposit in the 2009 period resulted in an increase in the average balance of $31.5 million, to $86.0 million for the three months ended March 31, 2009 compared to $54.5 million for the three months ended March 31, 2008. Interest expense on certificates of deposit was $106,000 higher in the three months ended March 31, 2009 compared to the comparable 2008 period as a result of higher average balances causing an increase of $291,000, partially offset by the impact of lower rates of $185,000. Higher average balances of FHLB borrowings caused the interest expense on borrowed money to increase by $13,000 in the three months ended March 31, 2009 compared to the comparable 2008 period while lower interest rates reduced interest expense by $49,000 in the 2009 period.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 3.29% in the quarter ended March 31, 2008 to 2.82% in the comparable 2009 period. Of the $43,000 increase in interest expense, volume caused the expense to increase by $306,000, partially offset by a decrease in interest expense caused by lower interest rates of $263,000 in the three months ended March 31, 2009 compared to the comparable 2008 period.

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

	Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$343	$(52)	$291
Securities	115	1	116
Federal funds sold	(33)	—	(33)
Other interest-earning assets	(29)	(26)	(55)

Total interest-earning assets	396	(77)	319

Interest-bearing liabilities:
Demand deposits	5	(29)	(24)
Savings and club accounts	(3)	—	(3)
Certificates of deposit	291	(185)	106
Borrowed money	13	(49)	(36)

Total interest-bearing liabilities	306	(263)	43

Net interest income	$90	$186	$276

Net Interest Income. Net interest income increased $276,000, or 20.5%, to $1.6 million for the three months ended March 31, 2009 from $1.3 million for the three months ended March 31, 2008. Increases in average interest-earning assets, net of lower yields on those assets in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 were offset by increases in the average deposit and borrowing balances, net of a decrease in the cost of interest-bearing liabilities.

Provision for Loan Losses. The allowance for loan losses was $548,000, or 0.30%, of gross loans outstanding at March 31, 2009 compared to $319,000, or 0.20%, of gross loans outstanding at March 31, 2008. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Despite a weakening economy nationally as well as in our primary market area and a modest increase in the level of loan delinquencies, there was no material change in the loss experience, or other factors affecting the Bank. In the three months ended March 31, 2009, $30,000 was added to the allowance for loan losses. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $94,000 in the three months ended March 31, 2009 was higher than the $66,000 in the comparable 2008 period as a result of gains on loans originated for sale and fees earned from referring loans to other lenders in the 2009 period, offset in part by lower customer fees and service charges in the 2009 period.

Non-interest Expenses. Non-interest expenses were $1.7 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively, representing an increase of $61,000, or 3.8%. An increase of $99,000 during the three months ended March 31, 2009 in salaries and employee benefits resulted principally from additions to staff in branches and the lending department and from higher benefit costs, including medical insurance and pension expense. Higher equipment costs of $38,000 resulted principally from the new Eastchester and Greenburgh branch locations which opened in 2008. Professional fees were $150,000 in the quarter ended March 31, 2008 and $95,000 in the quarter ended March 31, 2009. The $55,000 decrease resulted from cost control programs instituted in the 2009 period and higher costs in the three months ended March 31, 2008 associated with operating as a public company and compensation related consulting costs in the 2008 period that did not recur. Other non-interest expense decreased by $46,000 in the three months ended March 31, 2009 as a result of lower Delaware franchise taxes and the costs of proxy solicitation and printing in the 2008 period that did not recur in the 2009 period.

The new branch in Mount Kisco, New York, which opened in April 2009, will cause operating expenses to increase in future periods.

Income Tax Expense (Benefit). Income tax expense was $19,000 in the three months ended March 31, 2009 compared to a benefit of $65,000 in the comparable 2008 period. The tax expense (benefit) is recorded based on pretax income (loss), at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended March 31, 2009 and 2008 was different than the statutory rate as a result of providing for New York State minimum taxes and certain non-deductible expenses.

Comparison of Operating Results for the Six Months Ended March 31, 2009 and 2008

General. The Company had net income of $14,000 for the six months ended March 31, 2009, compared to a net loss of $279,000 for the six months ended March 31, 2008. The improvement in net income primarily reflects an increase in net interest income, partially offset by an increase in non-interest expense.

In April 2009, the Company opened a new branch in Mount Kisco, New York. This new branch will cause operating expenses to increase in future periods. Until deposits and the investment of these deposits in interest-earning assets at this new branch reach a sufficient level, this new branch is likely to have a negative impact on earnings.

Average Balances, Interest and Average Yields/Costs. The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average annual yield on interest-earning assets and average annual cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses.

	Six Months Ended March 31,
	2009			2008
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable	$182,260	$5,393	5.92%	$154,362	$4,632	6.00%
Securities	12,401	260	4.19%	3,177	69	4.34%
Federal funds sold	—	—	—%	6,933	144	4.15%
Other interest-earning assets	2,926	36	2.46%	5,434	119	4.38%

Total interest-earning assets	197,587	5,689	5.76%	169,906	4,964	5.84%

Non interest-earning assets	5,981			3,552

Total assets	$203,568			$173,458

Interest-bearing liabilities:
Demand deposits	$10,431	97	1.86%	$9,846	173	3.51%
Savings and club accounts	36,770	74	0.40%	40,972	81	0.40%
Certificates of deposit	83,797	1,439	3.43%	54,270	1,241	4.57%
Borrowed money	37,710	868	4.60%	33,260	818	4.92%

Total interest-bearing liabilities	168,708	2,478	2.94%	138,348	2,313	3.34%

Non interest-bearing deposits	11,408			10,380
Other liabilities	2,000			846

Total liabilities	182,116			149,574
Total stockholders’ equity	21,452			23,884

Total liabilities and stockholders’ equity	$203,568			$173,458

Interest rate spread		$3,211	2.82%		$2,651	2.50%

Net interest-earning assets/net interest margin	$28,879		3.25%	$31,558		3.12%

Ratio of interest earning assets to interest bearing liabilities		1.17x			1.23x

Interest Income. Interest income increased $725,000, or 14.6%, to $5.7 million for the six months ended March 31, 2009 from $5.0 million for the six months ended March 31, 2008. The increase in interest income was due to an increase of $761,000 in interest income from loans, partially offset by a $36,000 decrease in interest income from securities, Federal funds sold and other interest-earning assets.

Interest income from loans increased by $761,000, or 16.4%, to $5.4 million for the six months ended March 31, 2009 from $4.6 million for the six months ended March 31, 2008. The increase was due to a $27.9 million, or 18.1%, increase in the average balance of loans to $182.3 million in the six months ended March 31, 2009 from $154.4 million in the six months ended March 31, 2008, net of a decrease in the average yield to 5.92% from 6.00%, reflecting lower market rates, decreases in interest rates on adjustable rate loans and the write off of deferred loan origination costs on loans that paid off, which were higher in the six months ended March 31, 2009 compared to the six months ended March 31, 2008. The increase in average loan balances was principally from originations of conventional one-to-four-family residential mortgages, and originations of non-residential mortgage real estate loans. Higher loan volume increased interest income by $939,000 while the lower interest rates reduced interest income by $178,000.

Interest income from securities increased by $191,000 to $260,000 for the six months ended March 31, 2009 from $69,000 for the six months ended March 31, 2008. The increase in interest income from securities was due to higher average balances. The Company had no investments in Federal funds sold during the six months ended March 31, 2009 and had $144,000 of interest income from investments in Federal funds sold in the six months ended March 31, 2008. Interest income from other interest earning assets declined by $83,000 for the six months ended March 31, 2009, due to lower average balances and lower interest rates.

Interest Expense. Interest expense increased by $165,000 or 7.1% to $2.5 million in the six months ended March 31, 2009 compared to $2.3 million in the comparable 2008 period. Interest on demand deposits decreased $76,000 as a result of lower interest rates, partially offset by higher average balances. Interest on savings and clubs declined by $7,000 as a result of the average balances decreasing from $41.0 million in the six months ended March 31, 2008 to $36.8 in the comparable 2009 period. More competitive market rates offered on certificates of deposit in the 2009 period resulted in an increase in the average balance of $29.5 million, to $83.8 million for the six months ended March 31, 2009 compared to $54.3 million for the six months ended March 31, 2008. Interest expense on certificates of deposit was $198,000 higher in the six months ended March 31, 2009 compared to the comparable 2008 period as a result of higher average balances causing an increase of $984,000, partially offset by the impact of lower rates of $786,000. Higher average balances of FHLB borrowings caused the interest expense on borrowed money to increase by $177,000 in the six months ended March 31, 2009 compared to the comparable 2008 period while lower interest rates reduced interest expense by $127,000 in the 2009 period.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 3.34% in the six months ended March 31, 2008 to 2.94% in the comparable 2009 period. Of the $165,000 increase in interest expense, volume caused the expense to increase by $1.2 million, partially offset by a decrease in interest expense caused by lower interest rates of $1.0 million in the six months ended March 31, 2009 compared to the comparable 2008 period.

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

	Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$939	$(178)	$761
Securities	198	(7)	191
Federal funds sold	(144)	—	(144)
Other interest-earning assets	(43)	(40)	(83)

Total interest-earning assets	950	(225)	725

Interest-bearing liabilities:
Demand deposits	28	(104)	(76)
Savings and club accounts	(7)	—	(7)
Certificates of deposit	984	(786)	198
Borrowed money	177	(127)	50

Total interest-bearing liabilities	1,182	(1,017)	165

Net interest income	$(232)	$792	$560

Net Interest Income. Net interest income increased $560,000, or 21.1%, to $3.2 million for the six months ended March 31, 2009 from $2.7 million for the six months ended March 31, 2008. Increases in average interest-earning assets, net of lower yields on those assets in the six months ended March 31, 2009 as compared to the six months ended March 31, 2008 were offset by increases in the average deposit and borrowing balances, net of a decrease in the cost of interest-bearing liabilities.

Provision for Loan Losses. The allowance for loan losses was $548,000, or 0.30%, of gross loans outstanding at March 31, 2009 compared to $319,000, or 0.20%, of gross loans outstanding at March 31, 2008. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Despite a weakening economy nationally as well as in our primary market area and a modest increase in the level of loan delinquencies, there was no material change in the loss experience, or other factors affecting the Bank. In the six months ended March 31, 2009, $30,000 was added to the allowance for loan losses. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $172,000 in the six months ended March 31, 2009 was lower than the $195,000 in the comparable 2008 period as a result of lower fees earned from referring loans to other lenders and lower customer fees and service charges in the 2009 period, partially offset by net gains on loans originated for sale in the 2009 period.

Non-interest Expenses. Non-interest expenses were $3.3 million and $3.2 million for the six months ended March 31, 2009 and 2008, respectively, representing an increase of $148,000, or 4.7%. An increase of $216,000 during the six months ended March 31, 2009 in salaries and employee benefits resulted from principally additions to staff in branches and the lending department and from higher benefit costs, including medical insurance, stock based compensation costs and pension expense. Higher equipment costs of $65,000 resulted principally from the new Eastchester and Greenburgh branch locations. Professional fees were $239,000 in the six months ended March 31, 2009 and $389,000 in the six months ended March 31, 2008. The $150,000 decrease resulted from cost control programs instituted in the 2009 period and higher costs in the six months ended March 31, 2008 associated with the proxy statements and the special shareholders meeting and annual shareholders’ meeting, the cost of preparing and filing the first annual report and Form 10-KSB and the cost of the Registration Statement on Form S-8 for the stock option and management recognition programs, compensation related consulting and other costs associated with operating as a public company. Other non-interest expense decreased by $18,000 in the six months ended March 31, 2009 as a result of lower Delaware franchise taxes and the costs of proxy solicitation and printing in the 2008 period that did not recur in the 2009 period.

The new branch in Mount Kisco, New York, which opened in April 2009, will cause operating expenses to increase in future periods.

Income Tax Expense (Benefit). Income tax expense was $32,000 in the six months ended March 31, 2009 compared to a benefit of $84,000 in the comparable 2008 period. The tax expense (benefit) is recorded based on pretax income (loss), at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the six months ended March 31, 2009 and 2008 was different than the statutory rate as a result of providing for New York State minimum taxes and certain non-deductible expenses.

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

The primary goals of the Company’s interest rate management strategy are to determine the appropriate level of risk given the business strategy and then manage that risk so as to reduce the exposure of the Company’s net interest income to fluctuations in interest rates. Historically, the Company’s lending activities have been dominated by one-to-four-family real estate mortgage loans, although the Company has sold substantially all one-to-four-family mortgages originated since September 30, 2008 and has focused loan growth in other areas. The primary source of funds has been deposits and FHLB borrowings which have substantially shorter terms to maturity than the loan portfolio, and as a result, the Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to limiting terms of fixed rate one-to-four-family mortgage loan originations which are retained in the Company’s portfolio, emphasizing investments with short- and intermediate-term maturities of less than five years and borrowing term funds from FHLB.

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

The table below sets forth the changes in annual net interest income, as of December 31, 2008, the latest information available, that would result from various basis point changes in interest rates over a twelve-month period.

Change in
Interest Rates	Net Interest Income
In Basis Points (Rate Shock)	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
300	$6,336	$(385)	-5.7%
200	6,509	(212)	-3.3%
100	6,630	(91)	-1.4%
0	6,721	—	0.0%
-100	6,787	66	1.0%

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

The Company’s primary sources of funds are deposits, the Certificate of Deposit Account Registry Service, or CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances and loans, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities prepayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as Federal funds and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and borrowing agreements which exist with the FHLB and the Federal Reserve which provide an additional source of funds. At March 31, 2009, the Company had $42.8 million of advances from the FHLB of New York.

In the six months ended March 31, 2009, net cash used by operating activities was $461,000, compared to $27,000 in the same period in 2008. In the six months ended March 31, 2009, net income of $14,000 included non-cash expenses of $466,000, and loans originated for resale, net of proceeds from loans sold used $387,000 of cash. In order to reduce sensitivity to interest rate risk, provide for additional liquidity and enhance non-interest income, the Company began selling most of its one-to-four-family loan originations in the current fiscal year.

In the six months ended March 31, 2009, investing activities used $11.6 million of cash, compared to $12.2 million in 2008. In the six months ended March 31, 2009, purchases of securities, net of maturities and repayments used $12.9 million of cash and net decreases in loans provided $1.5 million of cash. In the six months ended March 31, 2008, investing activities provided $743,000 of cash and net increases in loans used $12.4 million of cash.

Net cash provided by financing activities was $7.9 million and $7.0 million in the six months ended March 31, 2009 and 2008, respectively. In the six months ended March 31, 2009, increases in retail deposits provided $15.9 million of cash, brokered certificates of deposit provided $503,000 of cash and payments by borrowers for insurance and taxes provided $566,000 of cash. Repayment of borrowings from FHLB used $7.9 million of cash, while purchases of treasury stock under the repurchase program used $501,000 of cash. In the six months ended March 31, 2008, increases in deposits provided cash of $2.4 million while FHLB borrowing provided $4.9 million of cash. Increases in payments by borrowers for taxes and insurance provided $495,000 of cash and purchases of treasury stock used $856,000 of cash.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2009, the Company had cash and cash equivalents of $1.2 million and securities of $23.5 million. At March 31, 2009, the Company has outstanding commitments to originate loans of $360,000 and $9.5 million of undisbursed funds from approved lines of credit, principally under a homeowners’ equity line of credit lending program. Certificates of deposit scheduled to mature in one year or less at March 31, 2009, totaled $73.5 million. Management believes that, based upon its experience and the Company’s deposit flow history, a significant portion of such deposits will remain with the Company.

On September 25, 2008, the Company’s Board of Directors approved a new stock repurchase plan that authorizes the Company to repurchase up to 93,715 shares of the outstanding stock of the Company. The repurchase is being administered as a 10(b)5-1 plan by Stifel Nicolaus, the Company’s investment banker. Through May 11, 2009, 81,800 shares of common stock had been repurchased for $570,000 under this plan.

The Company has an overnight line of credit and a one month overnight repricing line of credit commitment with the FHLB of New York totaling $18.6 million, which expire on July 31, 2009, of which $8.1 million was in use at March 31, 2009. The Company can borrow up to 50% of its assets from the FHLB of New York, limited to 30% of its assets based on qualifying mortgages pledged as collateral and 20% of its assets based on investment securities pledged as collateral.

The following table sets forth the Bank’s capital position at March 31, 2009, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$15,332	14.40%	$	≥8,516	≥	8.00%	$	≥10,645	≥	10.00%
Core (Tier 1) capital (to risk-weighted assets)	14,784	13.89		N/A		N/A	≥	6,387	≥	6.00
Core (Tier 1) capital (to total assets)	14,784	7.03	≥	8,411	≥	4.00	≥	10,514	≥	5.00
Tangible capital (to total assets)	14,784	7.03	≥	3,154	≥	1.50		N/A		N/A

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1.	Legal Proceedings

Community Mutual Savings Bank has been named as a defendant in a lawsuit brought by two former employees, filed on August 2, 2007 in the United States District Court, Southern District of New York. The plaintiffs claim the Bank violated sections of Title VII of the Civil Rights Act of 1964, the New York State Human Rights Law, the New York Executive Law, the Age Discrimination in Employment Act of 1967 and the Fair Labor Relations Act. The plaintiffs are seeking compensatory and punitive damages, liquidated damages, overtime compensation and fees and costs totaling $3.75 million. The plaintiffs previously filed a complaint with the Equal Employment Opportunity Commission (the “EEOC”) and the EEOC returned a “no-cause” determination in the Bank’s favor on April 27, 2007. At this time, management does not believe that the resolution of this action will have a material adverse effect on the consolidated financial statements of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended March 31, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 through January 31	14,100	$6.75	46,500	47,215
February 1 through February 28	2,200	$6.93	48,700	45,015
March 1 through March 31	23,200	$7.03	71,900	21,815
Total	39,500	$6.92	71,900	21,815

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on February 19, 2009 (the “Meeting”). All the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted and the tabulation of the votes for each proposal were as follows:

1.	Election of Susan A. Massaro as a Director of CMS Bancorp, Inc.

The number of votes cast with respect to this matter was as follows:

1,583,926 For, 0 Against, 130,027 Abstain. There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

2.	Election of Matthew G. McCrosson as a Director of CMS Bancorp, Inc.

The number of votes cast with respect to this matter was as follows:

1,584,051 For, 0 Against, 129,902 Abstain. There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

3.	Ratification of the appointment of Beard Miller Company LLP as the company’s independent auditor for the fiscal year ending September 30, 2009.

The number of votes cast with respect to this matter was as follows:

1,691,433 For, 3,475 Against, 10,045 Abstain. There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

4.	Approval of amendment to the Company’s Certificate of Incorporation to reduce the number of common stock the Company is authorized to issue from 14,000,000 shares to 7,000,000 shares.

The number of votes cast with respect to this matter was as follows:

1,608,504 For, 88,260 Against, 17,185 Abstain. There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

Item 6.	Exhibits

The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer.

32.1	Section 1350 Certification of principal executive officer.

32.2	Section 1350 Certification of principal financial officer.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMS Bancorp, Inc.

Date: May 12, 2009	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: May 12, 2009	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer