Form 10-Q
period 2009-06-30
CMS Bancorp, Inc.
filed 2009-08-11
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 11, 2009 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	September 30,
	2009	2008
	(Dollars in thousands, except per share data)
ASSETS

Cash and amounts due from depository institutions	$817	$1,270
Interest-bearing deposits	9,053	4,132

Total cash and cash equivalents	9,870	5,402
Securities available for sale	50,664	10,179
Securities held to maturity, estimated fair value of $175 and $209, respectively	160	191
Loans held for sale	1,769	—
Loans receivable, net of allowance for loan losses of $548 and $516, respectively	171,514	181,133
Premises and equipment	3,202	2,494
Federal Home Loan Bank of New York stock	1,939	2,587
Interest receivable	956	781
Other assets	1,055	1,163

Total assets	$241,129	$203,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$182,497	$128,757
Securities sold under repurchase agreements	—	614
Advances from Federal Home Loan Bank of New York	34,762	50,767
Advance payments by borrowers for taxes and insurance	1,185	387
Other liabilities	1,278	1,696

Total liabilities	219,722	182,221

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, authorized shares: 7,000,000 at June 30, 2009 and 14,000,000 at September 30, 2008; shares issued: 2,055,165; shares outstanding: 1,872,218 at June 30, 2009 and 1,956,518 at September 30, 2008	21	21
Additional paid in capital	17,996	17,852
Retained earnings	6,679	6,784
Treasury stock, 182,947 shares at June 30, 2009 and 98,647 shares at September 30, 2008	(1,589)	(999)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,521)	(1,562)
Accumulated other comprehensive loss	(179)	(387)

Total stockholders’ equity	21,407	21,709

Total liabilities and stockholders’ equity	$241,129	$203,930

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,562	$2,412	$7,955	$7,044
Securities	263	79	523	148
Federal funds sold	—	35	—	179
Other interest-earning assets	33	41	69	160

Total interest income	2,858	2,567	8,547	7,531

Interest expense:
Deposits	861	714	2,471	2,209
Mortgage escrow funds	2	3	11	10
Borrowings, short term	2	—	13	—
Borrowings, long term	424	426	1,272	1,237

Total interest expense	1,289	1,143	3,767	3,456

Net interest income	1,569	1,424	4,780	4,075
Provision for loan losses	—	65	30	115

Net interest income after provision for loan losses	1,569	1,359	4,750	3,960

Non-interest income:
Fees and service charges	53	73	162	205
Net gain on sale of loans	127	—	182	—
Other	4	1	12	64

Total non-interest income	184	74	356	269

Non-interest expense:
Salaries and employee benefits	998	943	2,845	2,593
Net occupancy	261	210	669	624
Equipment	165	132	460	362
Professional fees	71	169	329	558
Advertising	66	34	143	73
Federal insurance premiums	136	3	157	10
Directors’ fees	48	40	122	134
Other insurance	14	11	50	46
Bank charges	23	18	68	55
Other	136	132	382	396

Total non-interest expense	1,918	1,692	5,225	4,851

Income (loss) before income taxes	(165)	(259)	(119)	(622)
Income tax expense (benefit)	(46)	(81)	(14)	(165)

Net income (loss)	$(119)	$(178)	$(105)	$(457)

Net income (loss) per common share
Basic and diluted	$(0.07)	$(0.10)	$(0.06)	$(0.25)

Weighted average number of common shares outstanding
Basic and diluted	1,702,160	1,801,868	1,707,708	1,837,412

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Net (loss)	$(119)	$(178)	$(105)	$(457)

Other comprehensive income net of income taxes:
Gross unrealized holding gains (losses) on securities available for sale	151	(130)	358	(112)
Retirement plan	(1)	(4)	(14)	(4)

	150	(134)	344	(116)
Deferred income taxes	(60)	53	(136)	46

Other comprehensive income (loss) net of income taxes	90	(81)	208	(70)

Comprehensive income (loss)	$(29)	$(259)	$103	$(527)

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(105)	$(457)
Adjustments to reconcile net loss to net cash (used by) provided by operating activities:
Depreciation of premises and equipment	241	111
Amortization and accretion, net	198	27
Provision for loan losses	30	115
Deferred income taxes	99	84
ESOP expense	29	41
Stock option expense	62	48
Restricted stock award expense	94	73
Net gain on sale of loans	(182)	—
Loans originated for resale	(9,203)	—
Proceeds from loans sold	7,616	—
(Increase) decrease in interest receivable	(175)	71
(Increase) decrease in other assets	(126)	96
Increase in accrued interest payable	159	47
(Decrease) increase in other liabilities	(591)	71

Net cash (used by) provided by operating activities	(1,854)	327

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	2,000	2,046
Proceeds from maturities of securities held to maturity	—	2,200
Purchases of securities available for sale	(44,389)	(10,792)
Principal repayments on securities available for sale	2,242	302
Principal repayments on securities held to maturity	31	37
Net decrease (increase) in loans receivable	9,410	(16,811)
Additions to premises and equipment	(949)	(822)
Redemption (purchase) of Federal Home Loan Bank of N.Y. stock	648	(324)

Net cash (used by) investing activities	(31,007)	(24,164)

Cash flows from financing activities:
Net increase in deposits	53,740	5,041
Net (decrease) increase in securities sold under repurchase agreements	(614)	317
Advances from Federal Home Loan Bank of N.Y.	—	5,000
Repayment of advances from Federal Home Loan Bank of N.Y.	(16,005)	(99)
Net increase in payments by borrowers for taxes and insurance	798	518
Funding of restricted stock awards	—	(856)
Purchase of treasury stock	(590)	(452)

Net cash provided by financing activities	37,329	9,469

Net increase (decrease) in cash and cash equivalents	4,468	(14,368)
Cash and cash equivalents-beginning	5,402	17,540

Cash and cash equivalents-ending	$9,870	$3,172

Supplemental information
Cash paid during the period for
Interest	$3,608	$3,409

Income taxes	$2	$—

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

2. Description of Operations

The Bank was originally chartered in 1887 as Community Savings and Loan, a New York State-chartered savings and loan association. In 1980, it converted to a New York State-chartered savings bank and changed its name to Community Mutual Savings Bank of Southern New York. In 1983, Community Mutual Savings Bank of Southern New York changed its name to Community Mutual Savings Bank. In 2007, the Bank reorganized to a federally-chartered mutual savings bank and simultaneously converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, with the concurrent formation of the Company. The Company, a stock holding company for the Bank, conducted a public offering of its common stock in connection with the conversion. After the 2007 conversion and offering, all of the Bank’s stock is owned by the Company.

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

The Bank’s revenues are derived principally from interest on loans, interest and dividends received from its investment securities and fees for bank services. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, funds provided by operations and borrowings from the Federal Home Loan Bank of New York.

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months and nine months ended June 30, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2008 which are in the Company’s Annual Report for the fiscal year ended September 30, 2008, filed with the Securities and Exchange Commission on December 23, 2008.

Effective April 1, 2009, the Company adopted Statement of Financial Standards No. 165, “Subsequent Events”. Statement No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. Statement No. 165 sets forth the period after the balance sheet date during which management of the reporting entity, should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events that occurred between July 1, 2009 and August 11, 2009, the date these consolidated financial statements were issued.

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

5. Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s ESOP. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income (loss) per share calculations, if dilutive, using the treasury stock method.

6. Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Service cost	$53	$26	$160	$78
Interest cost	68	51	171	156
Expected return on plan assets	(42)	(58)	(145)	(170)
Amortization of prior service cost	1	4	3	4
Amortization of unrecognized loss	—	—	11	—

Total	$80	$23	$200	$68

7. Stock Repurchase Programs

On April 17, 2008, the Company’s Board of Directors approved a stock repurchase plan that authorized the Company to repurchase up to 98,647 shares of the outstanding stock of the Company. The repurchase plan was administered as a 10(b)5-1 plan by Stifel Nicolaus, the Company’s investment banker. As of September 30, 2008, all 98,647 shares of the Company’s common stock authorized under this plan had been repurchased for $999,000, or an average price of $10.13 per share.

On September 25, 2008, the Company’s Board of Directors approved an additional stock repurchase plan that authorized the Company to repurchase up to 93,715 shares of the outstanding stock of the Company. The repurchase plan was administered as a 10(b)5-1 plan by Stifel Nicolaus, the Company’s investment banker. Through July 22, 2009, all 93,715 shares of common stock had been repurchased for $661,000, or an average price of $7.05 per share under this plan.

8. Stock Based Compensation

The fair value of each stock option grant is established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions for options granted in November 2007: risk-free interest rate of 4.03%; volatility factor of expected market price of the Company’s common stock of 11.3%; weighted average expected lives of the options of 7 years; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions was $2.73 per option. In November 2007, the Company granted 152,154 options to purchase shares of the Company’s common stock at an exercise price of $10.12 per share. The stock options awarded vest over a five year service period on the anniversary of the grant date. The Company recorded compensation expense with respect to these stock options of $21,000 during the three months ended June 30, 2009 and 2008, and $62,000 and $48,000 during the nine months ended June 30, 2009 and 2008, respectively. Unrecognized compensation associated with stock option grants as of June 30, 2009 was $284,000.

The Company has a Management Recognition Plan (“MRP”). The shares of restricted stock awarded under the MRP vest over a five year service period on the anniversary of the grant date. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the shares covered under the MRP. The Company recognizes compensation expense for the fair value of the shares covered by the MRP on a straight line basis over the requisite service period. In November 2007, 61,701 shares were awarded under the MRP, of which 49,361 were non-vested as of June 30, 2009. The Company recorded compensation expense with respect to such restricted stock of $31,000 during the three months ended June 30, 2009 and 2008, and $94,000 and $73,000 during the nine months ended June 30, 2009 and 2008, respectively. Unrecognized compensation associated with grants of restricted stock under the MRP as of June 30, 2009 was $427,000.

Note 9 – Securities Available for Sale

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

This FSP is effective for the Company June 30, 2009 and thereafter. The Company’s adoption of the FSP had no material impact on the consolidated financial statements.

Securities available for sale as of June 30, 2009 and September 30, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2009
U.S. Government and Government agencies
Due within one year	$504	$—	$—	$504
Due after one but within five years	14,414	26	30	14,410
Due after five years	1,695	134	—	1,829
Mortgage-backed securities	33,727	257	63	33,921

	$50,340	$417	$93	$50,664

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2008
U.S. Government agencies
Due after one but within five years	$2,000	$—	$1	$1,999
Mortgage-backed securities	8,213	20	53	8,180

	$10,213	$20	$54	$10,179

The age of unrealized losses and fair value of related securities available for sale were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2009
U.S. Government and Government agencies	$7,047	$30	$—	$—	$7,047	$30
Mortgage-backed securities	14,818	63	—	—	14,818	63

	$21,865	$93	$—	$—	$21,865	$93

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2008
U.S. Government agencies	$1,999	$1	$—	$—	$1,999	$1
Mortgage-backed securities	6,090	53	—	—	6,090	53

	$8,089	$54	$—	$—	$8,089	$54

At June 30, 2009, management concluded that the unrealized losses above (which related to ten securities) are temporary in nature since they are primarily related to market interest rates and not related to the underlying credit quality of the issuer of securities. For debt securities, other-than-temporary impairments are considered to have occurred if (1) the company intends to sell the security, (2) it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

There were no sales of securities available for sale during the nine months ended June 30, 2009.

10. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS 157 effective for its fiscal year beginning October 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately.

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

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009.

The adoption of SFAS 157, FSP 157-2, FSP 157-3, and FSP 157-4 had no material impact on the amounts reported in the consolidated financial statements.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 are as follows:

Description	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)

Securities available for sale	$50,664	$—	$50,664	$—

Loans held for sale	$1,769			$1,769

Securities Available for Sale

The following valuation techniques were used to measure fair value of assets in the table above:

•	Available for sale securities – The Company utilizes a third party source to determine the fair value of its securities. The methodology consists of available trade, bid, and other market information.

•	Loans held for sale – The Company uses the future cash flows from actual sales, or estimates using contractual terms.

Note 11 – Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for the Company June 30, 2009 and after. Adoption of this FSP had no material impact on the consolidated financial statements.

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than a forced liquidation sale. Significant estimates were used for the purpose of this disclosure. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Cash Equivalents and Accrued Interest Receivable and Payable

The carrying amounts for cash and cash equivalents and accrued interest receivable and payable approximate fair value because they mature in three months or less.

Securities

The fair value for debt securities, both available for sale and held to maturity, are based on quoted market prices or dealer prices, if available. If quoted market or dealer prices are not available, fair value is estimated using quoted market or dealer prices for similar securities.

Loans Held for Sale

The fair value of loans held for sale is estimated based on the future cash flows from actual sales, or estimates using contractual terms.

Loans Receivable

The fair value of loans receivable is estimated by discounting future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

Deposits

The fair value of demand, savings and club accounts is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit are estimated using rates currently offered for deposits of similar remaining maturities.

Borrowings

The fair value is estimated using interest rates currently offered by the FHLB for advances of similar remaining maturities.

Securities Sold Under Agreements to Repurchase

The fair value of securities sold under agreements to repurchase is equal to the carrying amount because they mature in three months or less.

Commitments to Extend Credit

The fair values of commitments to fund unused lines of credit and to originate or purchase loans are estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments, fair value also considers the difference between current levels of interest rates and the committed interest rates. At June 30, 2009 and September 30, 2008, the fair value of commitments to extend credit was not considered material.

The carrying amounts and estimated fair values of financial instruments are as follows:

	June 30, 2009		September 30, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$9,870	$9,870	$5,402	$5,402
Securities available for sale	50,664	50,664	10,179	10,179
Securities held to maturity	160	175	191	209
Loans held for sale	1,769	1,769	—	—
Loans receivable	171,514	183,604	181,133	176,292
Accrued interest receivable	956	956	781	781

Financial liabilities
Deposits	182,497	183,218	128,757	129,160
Securities sold under agreements to repurchase	—	—	614	614
FHLB Advances	34,762	36,764	50,767	51,077
Accrued interest payable	522	522	363	363

Off-balance sheet financial instruments	—	—	—	—

Limitations

The fair value estimates are made at a discrete point in time based on relevant market information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Further, the foregoing estimates may not reflect the actual amount that could be realized if all of the financial instruments were offered for sale.

In addition, the fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to value the anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment and advances from borrowers for taxes and insurance. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

12. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB of New York is carried at cost as of June 30, 2009 and September 30, 2008.

Management evaluates this common stock for impairment in accordance with Statement of Position (SOP) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of

Others”. Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of June 30, 2009.

13. Recent Accounting Pronouncements

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

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

The Company’s results of operations depend primarily on its net interest income, which is the difference between the interest income it earns on its loans, investments and other interest-earning assets and the interest it pays on its deposits, borrowings and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. The Company’s operations are also affected by non-interest income, the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy costs, and other general and administrative expenses. In general, financial institutions such as the Company are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability. The Company’s operations and lending activities are principally concentrated in Westchester County, New York, and its operations and earnings are influenced by the economics of the area in which it operates. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in the Company’s primary market area.

The Company’s net interest income may be affected by market interest rate changes. Local market conditions and liquidity needs of other financial institutions can have a dramatic impact on the interest rates offered to attract deposits. During portions of the last two fiscal years, changes in short-term interest rates did not result in a corresponding change in long-term interest rates, and local market conditions resulted in relatively high certificate of deposit interest rates and lower interest rates on loans. The effect of this interest rate environment did, and could in the future continue to decrease the Company’s ability to invest deposits and reinvest proceeds from loan and investment repayments at higher interest rates. During portions of the three months and nine months ended June 30, 2009 and during the past two fiscal years, the Company’s cost of funds did not change proportionally to its yield on loans and investments, due to the longer-term nature of its interest-earning assets, the yield curve environment and higher interest rates on deposits resulting from liquidity needs of other financial institutions.

In order to grow and diversify, the Company seeks to continue to increase its multi-family, non-residential, construction, home equity and commercial loans by targeting these markets in Westchester County, NY, and the surrounding areas as a means to increase the yield on and diversify its loan portfolio, build transactional deposit account relationships and, depending on market conditions, sell the fixed-rate residential real estate loan originations to a third party in order to diversify its loan portfolio, increase non-interest income and reduce interest rate risk.

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

Comparison of Financial Condition at June 30, 2009 to September 30, 2008

Total assets increased by $37.2 million, or 18.2%, to $241.1 million at June 30, 2009 from $203.9 million at September 30, 2008. Loan repayments and deposit inflows were used to repay borrowings from the FHLB of New York and to fund purchases of available for sale securities. In the nine months ended June 30, 2009, cash and cash equivalents increased by $4.5 million, and securities increased by $40.5 million as a result of purchases of available for sale securities. Available for sale securities consist principally of notes, bonds and mortgage-backed securities of the US Government and US Government Agencies.

Loans receivable were $171.5 million and $181.1 million at June 30, 2009 and September 30, 2008, respectively, representing a decrease of $9.6 million, or 5.3%. The decrease in loans resulted principally from higher pre-payments of one-to-four-family mortgage loans and the decision to sell one-to-four-family loan originations, net of increases in non-residential mortgage real estate loans.

While the banking industry has seen increases in loan delinquencies and defaults over the past year, particularly in the subprime sector, the Company has not experienced losses in its loan portfolio due primarily to its conservative underwriting policies. As of June 30, 2009 and September 30, 2008, the Company had no non-performing loans and the allowance for loan losses was 0.32% and 0.28% of loans outstanding, respectively. There were no loans charged off in the nine months ended June 30, 2009 or 2008. Despite a recessionary economy and a modest increase in the level of loan delinquencies, there has been no material shift in the loan portfolio, loss experience, or other factors affecting the Bank during the nine months ended June 30, 2009.

Deposits increased by $53.7 million, or 41.7%, from $128.8 million as of September 30, 2008 to $182.5 million as of June 30, 2009. The increase in deposits was used to repay FHLB borrowings and fund purchases of available for sale securities. The increase in deposits resulted from promotional short-term certificate of deposit rates offered in conjunction with the opening of the Mount Kisco branch and more competitive interest rates on money market accounts. Deposits as of September 30, 2008 included $4.0 million of brokered deposits which were used to improve liquidity during a period of tight credit and economic uncertainty, which have since been repaid.

Borrowings from FHLB of New York decreased to $34.8 million as of June 30, 2009 from $50.8 million as of September 30, 2008 as deposit increases were used to repay advances. The increase in advance payments by borrowers for taxes and insurance resulted from the seasonal aspect of customers making such deposits in advance of the payment of taxes and insurance.

Stockholders’ equity decreased from $21.7 million at September 30, 2008 to $21.4 million at June 30, 2009 as a result of the purchase of shares of the Company’s common stock pursuant to the stock repurchase program for $590,000 and the net loss for the period, offset in part by additions to equity resulting from accounting for stock based compensation, the ESOP and a reduction in accumulated other comprehensive loss.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

General. The Company had a net loss of $119,000 for the three months ended June 30, 2009, compared to a net loss of $178,000 for the three months ended June 30, 2008. The improvement primarily reflects an increase in net interest income and higher non-interest income, partially offset by an increase in non-interest expense, including the FDIC special assessment of $110,000 in the three month period ended June 30, 2009.

In April 2009, the Company opened a new branch in Mount Kisco, New York. This new branch will cause operating expenses to increase in future periods. Until deposits and the investment of these deposits in interest-earning assets at this new branch reach a sufficient level, this new branch is likely to have a negative impact on earnings. In the three months ended June 30, 2009, direct operating expenses of the Mount Kisco branch were $176,000.

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

	Three Months Ended June 30,
	2009			2008
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable	$175,726	$2,562	5.83%	$160,683	$2,412	6.00%
Securities	27,166	263	3.87%	7,090	79	4.46%
Federal funds sold	—	—	—	6,774	35	2.07%
Other interest-earning assets	17,431	33	0.76%	3,430	41	4.78%

Total interest-earning assets	220,323	2,858	5.19%	177,977	2,567	5.77%

Non interest-earning assets	7,667			4,999

Total assets	$227,990			$182,976

Interest-bearing liabilities:
Demand deposits	$17,498	75	1.71%	$11,958	60	2.01%
Savings and club accounts	38,926	39	0.40%	40,055	40	0.40%
Certificates of deposit	98,302	747	3.04%	59,482	614	4.13%
Borrowed money	37,751	428	4.53%	35,526	429	4.83%

Total interest-bearing liabilities	192,477	1,289	2.68%	147,021	1,143	3.11%

Non interest-bearing deposits	12,289			11,721
Other liabilities	2,062			1,204

Total liabilities	206,828			159,946
Total stockholders’ equity	21,162			23,030

Total liabilities and stockholders’ equity	$227,990			$182,976

Interest rate spread		$1,569	2.51%		$1,424	2.66%

Net interest-earning assets/net interest margin	$27,846		2.85%	$30,956		3.20%

Ratio of interest earning assets to interest bearing liabilities		1.14x			1.21x

Interest Income. Interest income increased $291,000, or 11.3%, to $2.9 million for the three months ended June 30, 2009 from $2.6 million for the three months ended June 30, 2008. The increase in interest income was due to an increase of $150,000 in interest income from loans and a $141,000 increase in interest income from securities, Federal funds sold and other interest-earning assets.

Interest income from loans increased by $150,000, or 6.2%, to $2.6 million for the three months ended June 30, 2009 from $2.4 million for the three months ended June 30, 2008. The increase was due to a $15.0 million, or 9.3%, increase in the average balance of loans to $175.7 million in the three months ended June 30, 2009 from $160.7 million in the three months ended June 30, 2008, offset by a 17 basis point decrease in the average yield to 5.83% from 6.00%, reflecting lower market rates, decreases in interest rates on adjustable rate loans and the write off of deferred loan origination costs on loans that were pre-paid, which were higher in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase in average loan balances was principally from originations of conventional one-to-four-family residential mortgages, and originations of non-residential mortgage real estate loans. Higher loan volume increased interest income by $220,000 while the lower interest rates reduced interest income by $70,000.

Interest income from securities increased by $184,000 to $263,000 for the three months ended June 30, 2009 from $79,000 for the three months ended June 30, 2008. The increase in interest income from securities was attributable to higher average balances, which increased interest income by $196,000, offset in part by lower yields on the securities portfolio which reduced interest income by $12,000. The Company had no investments in Federal funds sold during the three months ended June 30, 2009 and had $35,000 of interest income from investments in Federal funds sold in the three months ended June 30, 2008. Interest income from other interest earning assets declined by $8,000 for the three months ended June 30, 2009, due to lower yields on such portfolio, net of higher average balances. Deposit inflows during the three months ended June 30, 2009 were invested in overnight investments until the Bank could invest these funds in short to intermediate term available for sale securities.

Interest Expense. Interest expense increased by $146,000, or 12.8%, to $1.3 million in the three months ended June 30, 2009 compared to $1.1 million in the comparable 2008 period. Interest on demand deposits increased $15,000 as a result of higher average balances, offset in part by lower interest rates paid on those deposits. Interest on savings and clubs declined by $1,000 as a result of lower average balances in the three months ended June 30, 2009 compared to the comparable 2008 period. Promotional interest rates on certificates of deposit in connection with the opening of the Mount Kisco branch resulted in an increase in the average balance of $38.8 million, to $98.3 million for the three months ended June 30, 2009 compared to $59.5 million for the three months ended June 30, 2008. Interest expense on certificates of deposit was $133,000 higher in the three months ended June 30, 2009 compared to the comparable 2008 period as a result of higher average balances causing an increase of $326,000, partially offset by the impact of lower interest rates of $193,000. Higher average balances of FHLB borrowings caused the interest expense on borrowed money to increase by $26,000 in the three months ended June 30, 2009 compared to the comparable 2008 period while lower interest rates reduced interest expense by $27,000 in the 2009 period.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 3.11% in the quarter ended June 30, 2008 to 2.68% in the comparable 2009 period. Of the $146,000 increase in interest expense, growth in volume of interest bearing liabilities caused the expense to increase by $376,000, partially offset by a decrease in interest expense caused by lower interest rates of $230,000 in the three months ended June 30, 2009 compared to the comparable 2008 period.

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

	Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$220	$(70)	$150
Securities	196	(12)	184
Federal funds sold	(35)	—	(35)
Other interest-earning assets	51	(59)	(8)

Total interest-earning assets	432	(141)	291

Interest-bearing liabilities:
Demand deposits	25	(10)	15
Savings and club accounts	(1)	—	(1)
Certificates of deposit	326	(193)	133
Borrowed money	26	(27)	(1)

Total interest-bearing liabilities	376	(230)	146

Net interest income	$56	$89	$145

Net Interest Income. Net interest income increased $145,000, or 10.2%, to $1.6 million for the three months ended June 30, 2009 from $1.4 million for the three months ended June 30, 2008. Increases in average interest-earning assets, net of lower yields on those assets in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 were partially offset by increases in the average deposit and borrowing balances, net of a decrease in the cost of interest-bearing liabilities.

Provision for Loan Losses. The allowance for loan losses was $548,000, or 0.32%, of gross loans outstanding at June 30, 2009 compared to $384,000, or 0.23%, of gross loans outstanding at June 30, 2008. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Despite a weakening economy nationally as well as in our primary market area and a modest increase in the level of loan delinquencies, there was no material change in the loss experience or other factors affecting the Bank. In the three months ended June 30, 2009, there were no additions to the allowance for loan losses. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $184,000 in the three months ended June 30, 2009 was higher than the $74,000 in the comparable 2008 period as a result of $127,000 of gains on loans originated for sale and fees earned from referring mortgage loans to other lenders in the 2009 period, offset in part by $20,000 less in customer fees and service charges in the 2009 period.

Non-interest Expenses. Non-interest expenses were $1.9 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, representing an increase of $226,000, or 13.4%. An increase of $55,000 during the three months ended June 30, 2009 in salaries and employee benefits resulted principally from additional staff for the new Mount Kisco branch. Higher occupancy and equipment costs of $51,000 and $33,000 respectively, resulted principally from the Eastchester and Greenburgh branch locations which opened in 2008 and the new Mount Kisco branch which opened in 2009. Professional fees were $71,000 in the quarter ended June 30, 2009 and $169,000 in the quarter ended June 30, 2008. The $98,000 decrease resulted from cost control programs instituted in the 2009 period, the reimbursement of legal fees from the insurance carrier in connection with the insurance company settlement of the suit brought by two former employees, the reimbursement of legal fees by the defined benefit pension plan and higher costs in the three months ended June 30, 2008 associated with compensation related consulting costs that did not recur. FDIC insurance premiums in the three months ended June 30, 2009 include the special FDIC assessment of $110,000, higher regular assessments and the impact of higher deposit balances.

The new branch in Mount Kisco, New York, which opened in April 2009, will cause operating expenses to increase in future periods. In the three months ended June 30, 2009, direct operating expenses of the Mount Kisco branch were $176,000.

Income Tax Benefit. The income tax benefit was $46,000 in the three months ended June 30, 2009 compared to a benefit of $81,000 in the comparable 2008 period. The tax benefit is recorded based on pretax income (loss), at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended June 30, 2009 and 2008 was different than the statutory rate as a result of providing for New York State minimum taxes and certain non-deductible expenses.

Comparison of Operating Results for the Nine Months Ended June 30, 2009 and 2008

General. The Company had a net loss of $105,000 for the nine months ended June 30, 2009, compared to a net loss of $457,000 for the nine months ended June 30, 2008. The improvement primarily reflects an increase in net interest income and non-interest income, partially offset by an increase in non-interest expense, including the FDIC special assessment of $110,000 in the nine month period ended June 30, 2009.

In April 2009, the Company opened a new branch in Mount Kisco, New York. This new branch will cause operating expenses to increase in future periods. Until deposits and the investment of these deposits in interest-earning assets at this new branch reach a sufficient level, this new branch is likely to have a negative impact on earnings. In the nine months ended June 30, 2009, direct operating expenses of the Mount Kisco branch were $176,000.

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

	Nine Months Ended June 30,
	2009			2008
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable	$180,082	$7,955	5.89%	$156,469	$7,044	6.00%
Securities	17,323	523	4.03%	4,481	148	4.40%
Federal funds sold	—	—	—	6,880	179	3.47%
Other interest-earning assets	7,761	69	1.19%	4,766	160	4.48%

Total interest-earning assets	205,166	8,547	5.55%	172,596	7,531	5.82%

Non interest-earning assets	6,542			4,034

Total assets	$211,708			$176,630

Interest-bearing liabilities:
Demand deposits	$12,786	172	1.79%	$10,550	233	2.94%
Savings and club accounts	37,488	113	0.40%	40,666	121	0.40%
Certificates of deposit	88,633	2,186	3.29%	56,007	1,855	4.42%
Borrowed money	37,724	1,296	4.58%	34,015	1,247	4.89%

Total interest-bearing liabilities	176,631	3,767	2.84%	141,238	3,456	3.26%

Non interest-bearing deposits	11,701			10,827
Other liabilities	2,021			965

Total liabilities	190,353			153,030
Total stockholders’ equity	21,355			23,600

Total liabilities and stockholders’ equity	$211,708			$176,630

Interest rate spread		$4,780	2.71%		$4,075	2.56%

Net interest-earning assets/net interest margin	$28,535		3.11%	$31,358		3.15%

Ratio of interest earning assets to interest bearing liabilities		1.16X			1.22x

Interest Income. Interest income increased $1.0 million, or 13.5%, to $8.5 million for the nine months ended June 30, 2009 from $7.5 million for the nine months ended June 30, 2008. The increase in interest income was due to an increase of $911,000 in interest income from loans and by a $105,000 increase in interest income from securities, Federal funds sold and other interest-earning assets.

Interest income from loans increased by $911,000, or 12.9%, to $8.0 million for the nine months ended June 30, 2009 from $7.0 million for the nine months ended June 30, 2008. The increase was due to a $23.6 million, or 15.1%, increase in the average balance of loans to $180.1 million in the nine months ended June 30, 2009 from $156.5 million in the nine months ended June 30, 2008, net of a decrease in the average yield to 5.89% from 6.00%, reflecting lower market rates, decreases in interest rates on adjustable rate loans and the write off of deferred loan origination costs on loans that were pre-paid, which were higher in the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. The increase in average loan balances was principally from originations of conventional one-to-four-family residential mortgages, and originations of non-residential mortgage real estate loans. Higher loan volume increased interest income by $1.1 million while the lower interest rates reduced interest income by $208,000.

Interest income from securities increased by $375,000 to $523,000 for the nine months ended June 30, 2009 from $148,000 for the nine months ended June 30, 2008. The increase in interest income from securities was due to higher average balances which increased income by $397,000, net of lower interest rates on securities which reduced income by $22,000. The Company had no investments in Federal funds sold during the nine months ended June 30, 2009 and had $179,000 of interest income from investments in Federal funds sold in the nine months ended June 30, 2008. Interest income from other interest earning assets declined by $91,000 for the nine months ended June 30, 2009, due to lower interest rates, which decreased interest income by $194,000, offset in part by the impact of higher average balances, which increased interest income by $103,000. Deposit inflows during the nine months ended June 30, 2009 were invested in overnight investments until the Bank could invest these funds in short to intermediate term available for sale securities.

Interest Expense. Interest expense increased by $311,000 or 9.0% to $3.8 million in the nine months ended June 30, 2009 compared to $3.5 million in the comparable 2008 period. Interest on demand deposits decreased $61,000 as a result of lower interest rates, offset in part by the impact of higher average balances. Interest on savings and clubs declined by $8,000 as a result of the average balances decreasing from $40.7 million in the nine months ended June 30, 2008 to $37.5 in the comparable 2009 period. Promotional interest rates on certificates of deposit in connection with the opening of the Mount Kisco branch and more competitive market rates offered on certificates of deposit in the 2009 period resulted in an increase in the average balance of $32.6 million, to $88.6 million for the nine months ended June 30, 2009 compared to $56.0 million for the nine months ended June 30, 2008. Interest expense on certificates of deposit was $331,000 higher in the nine months ended June 30, 2009 compared to the comparable 2008 period as a result of higher average balances causing an increase of $1.1 million, partially offset by the impact of lower rates of $779,000. Higher average balances of FHLB borrowings caused the interest expense on borrowed money to increase by $164,000 in the nine months ended June 30, 2009 compared to the comparable 2008 period while lower interest rates reduced interest expense by $115,000 in the 2009 period.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 3.26% in the nine months ended June 30, 2008 to 2.84% in the comparable 2009 period. Of the $311,000 increase in interest expense, growth in volume of interest bearing liabilities caused the expense to increase by $1.3 million, partially offset by a decrease in interest expense caused by lower interest rates of $1.0 million in the nine months ended June 30, 2009 compared to the comparable 2008 period.

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

	Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$1,119	$(208)	$911
Securities	397	(22)	375
Federal funds sold	(179)	—	(179)
Other interest-earning assets	103	(194)	(91)

Total interest-earning assets	1,440	(424)	1,016

Interest-bearing liabilities:
Demand deposits	64	(125)	(61)
Savings and club accounts	(8)	—	(8)
Certificates of deposit	1,110	(779)	331
Borrowed money	164	(115)	49

Total interest-bearing liabilities	1,330	(1,019)	311

Net interest income	$110	$595	$705

Net Interest Income. Net interest income increased $705,000, or 17.3%, to $4.8 million for the nine months ended June 30, 2009 from $4.1 million for the nine months ended June 30, 2008. Increases in average interest-earning assets, net of lower yields on those assets in the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008 were offset by increases in the average deposit and borrowing balances, net of a decrease in the cost of interest-bearing liabilities.

Provision for Loan Losses. The allowance for loan losses was $548,000, or 0.32%, of gross loans outstanding at June 30, 2009 compared to $384,000, or 0.23%, of gross loans outstanding at June 30, 2008. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Despite a weakening economy nationally as well as in our primary market area and a modest increase in the level of loan delinquencies, there was no material change in the loss experience or other factors affecting the Bank. In the nine months ended June 30, 2009, $30,000 was added to the allowance for loan losses. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $356,000 in the nine months ended June 30, 2009 was higher than the $269,000 in the comparable 2008 period as a result of $182,000 of net gains on loans originated for sale and fees earned from referring mortgage loans to other lenders in the 2009 period, net of a $43,000 decrease in customer fees and service charges in the 2009 period and $60,000 of fees earned in the 2008 period from referring a commercial loan which was outside the Bank’s lending parameters to another lender.

Non-interest Expenses. Non-interest expenses were $5.2 million and $4.9 million for the nine months ended June 30, 2009 and 2008, respectively, representing an increase of $374,000, or 7.7%. An increase of $252,000 during the nine months ended June 30, 2009 in salaries and employee benefits resulted from principally additions to staff in branches, including the new Mount Kisco branch and the lending department and from higher benefit costs, including medical insurance, stock based compensation costs and pension expense. Higher occupancy and equipment costs of $45,000 and $98,000 respectively, resulted principally from the Eastchester and Greenburgh branch locations opened in 2008 and the new Mount Kisco branch opened in 2009. Professional fees were $329,000 in the nine months ended June 30, 2009 and $558,000 in the nine months ended June 30, 2008. The $229,000 decrease resulted from cost control programs instituted in the 2009 period and the reimbursement of legal fees from the insurance carrier in connection with the insurance company settlement of the suit brought by two former employees and, the reimbursement of legal fees by the defined benefit pension plan. Professional fees in the nine months ended June 30, 2008 included costs associated with the proxy statements and the special shareholders meeting and annual shareholders’ meeting, the cost of preparing and filing the first annual report and Form 10-KSB and the cost of the Registration Statement on Form S-8 for the stock option and management recognition programs and other costs associated with operating as a public company. In addition, 2008 professional fees were higher due to the Compensation Committee’s engagement of outside compensation consultants and attorneys to review employment contracts and to a lesser degree, costs of documenting internal controls as required by the Sarbanes-Oxley Act. Advertising costs were $70,000 higher in the 2009 period as a result of increased retail advertising and promotion of the new Mount Kisco Branch. FDIC insurance premiums in the nine months ended June 30, 2009 include the special FDIC assessment of $110,000, higher regular assessments and the impact of higher deposit balances.

The new branch in Mount Kisco, New York, which opened in April 2009, will cause operating expenses to increase in future periods. In the nine months ended June 30, 2009, direct operating expenses of the Mount Kisco branch were $176,000.

Income Tax Benefit. The income tax benefit was $14,000 in the nine months ended June 30, 2009 compared to a benefit of $165,000 in the comparable 2008 period. The tax expense (benefit) is recorded based on pretax income (loss), at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the nine months ended June 30, 2009 and 2008 was different than the statutory rate as a result of providing for New York State minimum taxes and certain non-deductible expenses.

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

The table below sets forth the changes in annual net interest income, as of March 31, 2009, the latest information available, that would result from various basis point changes in interest rates over a twelve-month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
300	$5,945	$(808)	-12.0%
200	6,294	(459)	-6.8%
100	6,561	(192)	-2.8%
0	6,753	—	—
-100	6,791	38	0.6%

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

The Company’s primary sources of funds are deposits, the Certificate of Deposit Account Registry Service, or CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances and loans, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as Federal funds and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and borrowing agreements which exist with the FHLB and the Federal Reserve which provide an additional source of funds.

In the nine months ended June 30, 2009, net cash used by operating activities was $1.9 million, compared to net cash provided by operating activities of $327,000 in the same period in 2008. In the nine months ended June 30, 2009, the net loss included non-cash expenses of $753,000, and loans originated for resale, net of proceeds from loans sold used $1.6 million of cash. In order to reduce sensitivity to interest rate risk, provide for additional liquidity and enhance non-interest income, the Company began selling most of its one-to-four-family loan originations in the current fiscal year.

In the nine months ended June 30, 2009, investing activities used $31.0 million of cash, compared to $24.2 million in 2008. In the nine months ended June 30, 2009, purchases of securities, net of maturities and repayments used $40.1 million of cash and net decreases in loans provided $9.4 million of cash. In the nine months ended June 30, 2008, net investment purchases used $6.2 million of cash and net increases in loans used $16.8 million of cash.

Net cash provided by financing activities was $37.3 million and $9.5 million in the nine months ended June 30, 2009 and 2008, respectively. In the nine months ended June 30, 2009, increases in retail deposits provided $62.2 million of cash, while the repayment of brokered certificates of deposit used $8.5 million of cash. Repayment of borrowings from FHLB used $16.0 million of cash, while purchases of treasury stock under the repurchase program used $590,000 of cash. In the nine months ended June 30, 2008, increases in deposits provided cash of $5.0 million while FHLB net borrowing provided $4.9 million of cash and purchases of treasury stock and restricted stock awards used $1.3 million of cash.

The $110,000 FDIC special assessment in June 2009 increased the Company’s non-interest expenses for the three-and nine-month periods ended June 30, 2009. Additional FDIC special assessments or other regulatory changes impacting the financial services industry could negatively effect the Company’s liquidity and financial results in future periods.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2009, the Company had cash and cash equivalents of $9.9 million and securities of $50.8 million. At June 30, 2009, the Company has outstanding commitments to originate loans of $8.5 million and $9.7 million of undisbursed funds from approved lines of credit, principally under a homeowners’ equity line of credit lending program. Certificates of deposit scheduled to mature in one year or less at June 30, 2009, totaled $98.4 million. Management believes that, based upon its experience and the Company’s deposit flow history, a significant portion of such deposits will remain with the Company.

On September 25, 2008, the Company’s Board of Directors approved a new stock repurchase plan that authorized the Company to repurchase up to 93,715 shares of the outstanding stock of the Company. The repurchase was administered as a 10(b)5-1 plan by Stifel Nicolaus, the Company’s investment banker. Through July 22, 2009, all 93,715 shares of common stock had been repurchased for $661,000 under this plan.

The Company has an overnight line of credit and a one month overnight repricing line of credit commitment with the FHLB of New York totaling $28.5 million, which expire on August 10, 2010, of which none was in use at June 30, 2009. The Company’s overall credit exposure at the FHLB of New York cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loan and securities pledged as collateral.

All of these limits are further restricted by a member’s ability to provide eligible collateral to support its obligations to the FHLB of New York as well as the ability to meet the FHLB of New York stock requirement.

The following table sets forth the Bank’s capital position at June 30, 2009, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)

Total capital (to risk-weighted assets)	$17,240	15.54%	$	≥8,876	≥8.00%	$	≥11,095	≥10.00%
Core (Tier 1) capital (to risk-weighted assets)	17,382	15.67		N/A	N/A		≥6,657	≥6.00
Core (Tier 1) capital (to total adjusted assets)	17,382	7.23		≥9,619	≥4.00		≥12,024	≥5.00
Tangible capital (to total adjusted assets)	17,382	7.23		≥3,607	≥1.50		N/A	N/A

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

Part II: Other Information

Item 1. Legal Proceedings

Community Mutual Savings Bank had been named as a defendant in a lawsuit brought by two former employees, filed on August 2, 2007 in the United States District Court, Southern District of New York. This lawsuit was settled by the Company’s insurance carrier on June 1, 2009 with no amounts being paid to the plaintiff by the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 through April 30	9,900	$7.02	81,800	11,915
May 1 through May 31	0	$0.00	81,800	11,915
June 1 through June 30	2,500	$7.80	84,300	9,415
Total	12,400	$7.17	84,300	9,415

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMS Bancorp, Inc.

Date: August 11, 2009	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: August 11, 2009	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer