Form 10-K
period 2009-09-30
CMS Bancorp, Inc.
filed 2009-12-15
CIK 1350072

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file No. 001-33322

CMS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8137247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Main Street White Plains, New York	10601
(Address of principal executive offices)	(Zip Code)

(914) 422-2700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Capital Market

Securities registered pursuant to section 12(g) of the Act:

None.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ..    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as March 31, , 2009 was $11.1 million.

As of December 15, 2009, the registrant had 1,862,803 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s 2009 Annual Report to stockholders are incorporated by reference into Part II. Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in interest rates;

•	our allowance for loan losses may not be sufficient to cover actual loan losses;

•	the risk of loss associated with our loan portfolio;

•	lower demand for loans;

•	changes in our asset quality;

•	other-than-temporary impairment charges for investments;

•	the soundness of other financial institutions;

•	the potential for additional regulation;

•	changes in liquidity;

•	changes in the Company’s reputation;

•	higher FDIC insurance premiums;

•	changes in the real estate market or local economy;

•	our ability to successfully implement our future plans for growth;

•	our ability to retain our executive officers and other key personnel;

•	public health issues such as the H1N1 flu outbreak;

•	competition in our primary market area;

•	changes in laws and regulations to which we are subject;

•	recent developments affecting the financial markets;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents; and

•	the low trading volume in our stock.

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

i

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

CMS Bancorp’s principal business is its investment in Community Mutual. CMS Bancorp is headquartered in White Plains, New York and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and by the Deposit Insurance Fund up to the applicable legal limits. As a federal stock savings bank, Community Mutual is regulated, supervised and examined by the Office of Thrift Supervision (the “OTS”). Community Mutual conducts its operations mainly through its corporate administrative office in White Plains, New York and five retail banking offices located in Westchester County, New York. Community Mutual’s principal business is accepting deposits from the general public and using those deposits to make residential loans, as well as, to a lesser extent, commercial real estate loans and consumer loans to individuals and small businesses primarily in Westchester County and the neighboring areas in New York State. Community Mutual also currently invests in short- and medium-term marketable securities and other liquid investments.

Unless otherwise indicated, the information presented in this Annual Report on Form 10-K represents the consolidated activity of CMS Bancorp and Community Mutual for the year ended September 30, 2009.

At September 30, 2009, total assets were $243.2 million, deposits were $184.4 million and total stockholders’ equity was $20.9 million.

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

•

continue to originate traditional one-to-four-family real estate loans for resale, as well as continue to diversify the loan portfolio into higher yield multi-family, non-residential, construction and commercial loan markets and provide a variety of deposit products to its customer base;

•	provide superior, highly personalized and prompt service to its customers;

•	offer competitive rates and develop customer relationships to attract new deposits and maintain its existing deposit base;

•	maintain strong asset and capital quality;

•	build its brand identity and strengthen its bonds to the community by unifying its retail banking office appearance; and

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

Market Area

Community Mutual’s primary market area is Westchester County, New York, a northern suburb of New York City. Community Mutual conducts its retail banking operations from its corporate administrative office located in White Plains, the county seat for Westchester, and five retail banking offices located in Eastchester, Greenburgh, Mount Kisco, Mount Vernon and West Harrison, New York.

The Westchester market area is characterized by a thriving, vibrant and affluent suburban economy. Based on data provided by the U.S. Bureau of Economic Analysis as of 2007. Westchester continues to be one of the state’s wealthiest counties, with a population of approximately 954,000 and an estimated per capita personal income of $74,878, which was the seventh highest in the United States. Westchester County is the headquarters location of more than 170 businesses, including household names like Pepsico, Inc. and IBM Corporation. While current economic conditions, including but not limited to unemployment and declines in home values have had a negative impact on the local economy, these factors have not had a significant negative impact on Community Mutual to date.

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

Lending Activities

OTS regulations require savings banks to adopt and maintain a written policy that establishes appropriate limits and standards for all extensions of credit that (i) are secured by liens on or interests in real estate, or (ii) are made for the purpose of financing the construction of a building or other improvements to real estate. The OTS regulations require Community Mutual to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Community Mutual is also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified. Community Mutual has established and implemented these required policies regarding real estate lending activities.

Loan Portfolio Composition. Community Mutual has a long standing commitment of originating residential loans and, to a lesser extent, commercial real estate and commercial and consumer loans. In late 2008, Community Mutual began to sell most of it’s one-to-four-family loan originations to the secondary market. At September 30, 2009, Community Mutual had total loans of $169.3 million, of which $135.6 million, or 80.2%, were one-to-four-family residential mortgages. Of the one-to-four-family residential mortgage loans outstanding at September 30, 2009, 87.6% were fixed-rate loans and 12.4% were adjustable-rate mortgage loans. Community Mutual’s residential loan origination activity is primarily concentrated in Westchester County, New York. At September 30, 2009, 67.7% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in Westchester County, 17.4% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in Putnam, Rockland, Dutchess and the Bronx counties of New York and 14.9% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in other counties in New York and outside of the state of New York.

Community Mutual also originates multi-family, non-residential, construction, home equity and second mortgage loans both within and outside of Westchester County, New York. At September 30, 2009, Community Mutual had $32.1 million, or 19.0% of total loans, in these loan categories.

As of September 30, 2009, Community Mutual’s loan portfolio also included commercial and consumer loans of $1.3 million, or 0.8%, of Community Mutual’s loan portfolio.

The following table sets forth the composition of Community Mutual’s mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.

	At September 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
One-to-four-family	$135,580	80.2%	$156,519	86.8%	$131,579	90.2%	$86,774	90.1%	$73,877	93.4%
Multi-family	2,401	1.4%	2,435	1.4%	1,509	1.0%	1,757	1.8%	128	0.2%
Non-residential	19,831	11.7%	9,819	5.5%	2,879	2.0%	1,145	1.2%	442	0.6%
Construction	667	0.4%	2,409	1.3%	954	0.7%	250	0.3%	—	0.0%
Equity and second mortgages	9,245	5.5%	8,147	4.5%	7,974	5.5%	5,646	5.8%	4,507	5.6%

Total real estate loans	167,724	99.2%	179,329	99.5%	144,895	99.4%	95,572	99.2%	78,954	99.8%

Commercial loans	944	0.6%	600	0.3%	500	0.3%	550	0.6%	10	0.0%

Consumer:
Passbook	301	0.2%	371	0.2%	424	0.3%	151	0.2%	75	0.1%
Student loans	15	0.0%	17	0.0%	20	0.0%	26	0.0%	52	0.1%
Checking overdraft	17	0.0%	18	0.0%	15	0.0%	18	0.0%	19	0.0%

Total other loans	333	0.2%	406	0.2%	459	0.3%	195	0.2%	146	0.2%

Total loans	169,001	100.0%	180,335	100.0%	145,854	100.0%	96,317	100.0%	79,110	100.0%

Allowance for loan losses	(749)		(516)		(269)		(216)		(238)
Net deferred origination costs and fees	1,041		1,314		1,116		631		431

Total loans receivable, net	$169,293		$181,133		$146,701		$96,732		$79,303

Loan Maturity. The following tables present the contractual maturity of Community Mutual’s loans and the dollar amounts of all loans and whether these loans have fixed or adjustable interest rates at September 30, 2009. The table does not include the effect of prepayments or scheduled principal amortization.

	At September 30, 2009
	One- to four- family	Multi- family	Non- residential	Construction	Equity and second mortgages	Other	Total
	(Dollars in thousands)
Amount due:
One year or less	$14	$—	$—	$667	$—	$689	$1,370

More than one year to three years	106	—	307	—	—	51	464
More than three years to five years	2,243	—	4,095	—	—	54	6,392
More than five years to ten years	13,456	—	4,843	—	49	483	18,831
More than ten years to twenty years	14,668	—	1,037	—	5,914	—	21,619
More than twenty years	105,093	2,401	9,549	—	3,282	—	120,325

Total due after one year	135,566	2,401	19,831	—	9,245	588	167,631

Total due:	$135,580	$2,401	$19,831	$667	$9,245	$1,277	169,001

Allowance for loan losses							(749)
Net deferred origination costs and fees							1,041

Loans receivable, net							$169,293

Amount due after one year:
Fixed rate	$118,676	$1,439	$11,252	$—	$4,073	$588	$136,028
Adjustable rate	$16,890	$962	$8,579	$—	$5,172	$—	$31,603

The following table presents Community Mutual’s loan originations, purchases, sales and principal repayments for the periods indicated.

	For the Year Ended September 30,
	2009	2008
	(Dollars in thousands)

Loans receivable, net at beginning of period	$180,335	$145,854

Originations by type:
One- to four-family	4,851	33,238
Home equity (net increase)	1,098	173
Other	11,958	10,250

	17,907	43,661
Principal repayments	(29,241)	(9,180)

Loans receivable, net at end of period	$169,001	$180,335

Loans held for sale at beginning of period	$—	$—
Originations of one- to four-family	12,527	1,386
Loans sold	(11,892)	(1,386)

Loans held for sale at end of period	$635	$—

Residential Mortgage Lending. Community Mutual has historically emphasized the origination of mortgage loans secured by one-to-four-family properties that serve as the primary residence of the owner. In late 2008, Community Mutual began to sell or refer most of it’s one-to-four-family loan originations to the secondary market, in connection with which Community Mutual realized gains of

$270,000. As of September 30, 2009, loans on one-to-four-family residential properties accounted for $135.6 million, or 80.2%, of its total loan portfolio. Of residential mortgage loan balances outstanding on that date, 87.6% were fixed rate loans and 12.4% were adjustable-rate loans.

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

Community Mutual offers conventional mortgage loans for terms of up to 30 years using standard documents. Community Mutual generally lends up to a maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties of 80% of the lesser of the appraised value or purchase price of the property.

Community Mutual also offers adjustable-rate mortgage loans with a maximum term of 30 years. Adjustable-rate loans offered by Community Mutual include loans which provide for an interest rate which is based on the interest paid on U.S. Treasury securities of corresponding terms plus a margin of up to 2.75%. At times, Community Mutual offers adjustable-rate loans with initial rates below those that would prevail under the foregoing computations, based upon its determination of market factors and competitive rates for adjustable-rate loans in its market area. Community Mutual is not currently offering any such adjustable-rate loans. For adjustable-rate loans, borrowers are qualified at the fully indexed rate at the time of origination.

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

During the year ended September 30, 2009, Community Mutual originated $1.5 million in adjustable-rate mortgage loans and $15.6 million in fixed-rate loans. Community Mutual does not conduct any sub-prime residential mortgage lending activities.

Multi-family and Construction Real Estate Loans. Community Mutual actively seeks opportunities to make loans secured by real estate improved with multi-family (five or more units) buildings and construction real estate loans. Multi-family and construction real estate loans represented 1.4% and 0.4% respectively, of total loans at September 30, 2009.

Home Equity Loans and Lines of Credit. Community Mutual offers home equity loans and lines of credit that are secured by the borrower’s primary residence. Community Mutual’s home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity loans and lines of credit are offered with terms up to 25 years. Community Mutual’s home equity loans and home equity lines of credit are originated with either fixed or adjustable interest rates tied to the prime rate.

Home equity loans and lines of credit are underwritten under the same criteria that Community Mutual uses to underwrite one-to-four-family loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing mortgage loan. At the time that Community Mutual closes a home equity loan or line of credit, it records a mortgage to perfect its security interest in the underlying collateral. At September 30, 2009, the outstanding balances of home equity loans and lines of credit totaled $9.2 million, or 5.5% of its loan portfolio. Of these loans, $5.1 million had adjustable rates of interest and $4.1 million were at fixed interest rates.

Non-Residential Real Estate Loans. In underwriting non-residential real estate loans, consideration is given to the property’s historic and projected future cash flow, current and projected occupancy, location and physical condition. At September 30, 2009, Community Mutual’s non-residential real estate loan portfolio consisted of 29 loans totaling $19.8 million, or 11.7% of total loans. The non-residential real estate portfolio consists of loans that are collateralized by properties in Community Mutual’s normal lending area. Community Mutual lends up to a maximum loan-to-value ratio of 80% on commercial properties and usually requires that the net operating income of the property covers the debt service by a minimum of 1.2 times.

Non-residential real estate lending involves additional risks compared with one-to-four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, non-residential real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Community Mutual’s loan policies limit the amount of loans to a single borrower or group of borrowers in order to reduce this risk.

Because of increased risks associated with non-residential real estate loans, these loans generally have a higher interest rate and shorter term than residential mortgage loans. Non-residential real estate loans are generally offered at variable rates tied to the prime rate or the Federal Home Loan Bank rate.

Commercial Loans. In addition to non-residential real estate loans, Community Mutual also engages in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At September 30, 2009, Community Mutual’s commercial loan portfolio consisted of six loans, totaling $944,000.

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

Commercial loans are generally considered to involve a higher degree of risk than residential mortgage loans. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and cash flow of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. Community Mutual utilizes the services of an outside consultant to conduct on-site reviews of the commercial loan portfolio to ensure adherence to underwriting standards and policy requirements.

Consumer Loans. Community Mutual offers a variety of consumer loans to meet customer demand and the needs of the community and to increase the yield on its loan portfolio. At September 30,

2009, the consumer loan portfolio totaled $333,000, or 0.2%, of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. Community Mutual expects consumer lending to be an area of gradual lending growth, with installment loans continuing to account for the major portion of its consumer lending volume.

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

Loan Approval Procedures and Authority. Community Mutual’s lending policies provide that the maximum mortgage amount is 90% of the Community Mutual’s legal lending limit ($2.7 million for loans not secured by readily marketable collateral as of September 30, 2009), with minimum mortgage amounts generally limited to $100,000. Once Community Mutual receives a completed application, depending upon the size of the requested loan and its conformity with lending policy, each qualifying application is presented to the Senior Lending Officer and the President and Chief Executive Officer; the Loan Committee (which consists of bank directors and officers); or the Board of Directors for approval.

The following describes Community Mutual’s current lending procedures. Upon receipt of a completed loan application from a prospective borrower, Community Mutual orders a credit report, verifies certain other information, and obtains additional financial or credit related information. Community Mutual requires an appraisal for all mortgage loans, including loans made to refinance existing mortgage loans at higher loan amounts. Appraisals are performed by licensed or certified third-party appraisal firms that have been approved by Community Mutual’s management, Loan Committee and Board of Directors. Community Mutual requires title insurance on all mortgage loans. Community Mutual also requires borrowers to obtain hazard insurance, and if applicable, will require borrowers to obtain flood insurance and environmental inspections prior to closing. Borrowers are generally required to pay on a monthly basis together with each payment of principal and interest into a mortgage escrow account from which Community Mutual makes disbursements for items such as real estate taxes, flood insurance, and private mortgage insurance premiums, as required.

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

At September 30, 2009, the Company had loans in the amount of $1.7 million that were considered to be impaired, none of which were subject to specific loss reserves. Interest income recorded on impaired loans during the year ended September 30, 2009 was $44,000 and had all such loans been performing in accordance with their original terms, additional interest income of $49,000 would have been recognized.

Delinquent Loans and Foreclosures. When a borrower fails to make required payments on a loan, Community Mutual takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, Community Mutual’s mortgage servicer is responsible for collection procedures pursuant to timetables that are in conformity with industry guidelines, including those of the Federal National Mortgage Association, Federal Housing Association, and Veterans’ Administration and applicable law and regulation. Community Mutual encourages borrowers who are delinquent to utilize the loss mitigation counseling services provided by its servicer. When a borrower has suffered some type of financial hardship that has caused them to become delinquent, Community Mutual offers various workout options to assist the borrower in bringing the loan current. It has been Community Mutual’s experience that the application of these procedures results in most loan delinquencies being cured with minimal expense or loss.

In situations where a borrower fails to bring a loan current, or enter into an acceptable remediation plan, the loan will be recommended for foreclosure when it becomes 90 days past due. The Senior Lending Officer will review this recommendation and, if in concurrence, will send the loan to Community Mutual’s Loan Committee for approval to proceed with the foreclosure action. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, Community Mutual either sells the real property securing the loan at the foreclosure sale or sells the property as soon thereafter as practical. In the event a deficiency balance remains after the sale of the foreclosed property, Community Mutual seeks collection of the deficiency balance.

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

	At September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
Residential	$—	$—	$—	$—	$336
Commercial real estate	—	—	—	—	—
Other loans:
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	1	35
Student loans	4	4	1	—	—

Total	$4	$4	$1	$1	$371

Loans accounted for on a nonaccrual basis	$1,667	$1	$—	$—	$—

Community Mutual stops accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. Community Mutual designates loans on which it stops accruing income as non-accrual loans and it reverses outstanding interest that it previously credited. Community Mutual may recognize income in the period that Community Mutual collects it, when the ultimate collectibility of principal is no longer in doubt. Community Mutual returns a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist.

Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Loans which are not impaired are collectively evaluated for reserve purposes. Community Mutual had 7 loans totaling $1.7 million at September 30, 2009, which were classified as substandard, placed on non-accrual status and which were in various stages of foreclosure. Community Mutual had no loans classified as impaired at September 30, 2008.

Foreclosed real estate consists of property acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Community Mutual had no foreclosed real estate at September 30, 2009 or 2008.

Allowance for Loan Losses. The following table sets forth activity in Community Mutual’s allowance for loan losses and other ratios at or for the dates indicated.

	For the Years Ended September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period:	$516	$269	$216	$238	$170

Charge-offs:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	1	7	24	—
Unsecured	—	—	—	—	—

Total	—	1	7	24	—

Recoveries:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	3	—	—	2	1
Unsecured	—	—	—	—	—

Total	3	—	—	2	1

Net charge-offs/(recoveries)	3	1	7	22	(1)

Provisions charged to operations	230	248	60	—	67

Balance at end of period	$749	$516	$269	$216	$238

Average loans outstanding	$177,239	$160,695	$111,089	$85,685	$77,401

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.00%	0.01%	0.03%	0.00%

The allowance for loan losses is a valuation account that reflects Community Mutual’s evaluation of the losses inherent in its loan portfolio. Community Mutual maintains the allowance through provisions for loan losses that it charges to income. Community Mutual charges losses on loans against the allowance for loan losses when it believes that the collection of loan principal is unlikely.

The allowance for loan losses was $749,000, or 0.44%, of gross loans outstanding at September 30, 2009 compared to $516,000, or 0.28%, of gross loans outstanding at September 30, 2008. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of September 30, 2009 Community Mutual had $1.7 million of non-performing loans which were in foreclosure, were considered impaired and have been placed on non-accrual status. As a result of the deterioration of economic conditions in the Community Mutual’s primary market area during fiscal year 2009 and 2008 and a modest increase in delinquencies $230,000 and $248,000 was added to the allowance for loan losses in the years ended September 30, 2009 and 2008, respectively. Community Mutual has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review Community Mutual’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. Those agencies may require Community Mutual to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination. An increase in the allowance for loan losses would adversely affect Community Mutual’s results of operations.

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

	At September 30,
	2009			2008			2007
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family	$545	$135,580	80.2%	$198	$156,519	86.8%	$44	$131,579	90.2%
Multi-family	2	2,401	1.4%	1	2,435	1.4%	5	1,509	1.0%
Non-Residential	43	19,831	11.7%	127	9,819	5.5%	10	2,879	2.0%
Construction	8	667	0.4%	117	2,409	1.3%	57	954	0.7%
Equity & Second	125	9,245	5.5%	15	8,147	4.5%	55	7,974	5.5%

	723	167,724	99.2%	458	179,329	99.5%	171	144,895	99.4%
Commercial	16	944	0.6%	44	600	0.3%	30	500	0.3%
Consumer	10	333	0.2%	14	406	0.2%	68	459	0.3%
Unallocated	—	—	—	—	—	—	—	—	—

Total	$749	$169,001	100.00%	$516	$180,335	100.00%	$269	$145,854	100.00%

	At September 30,
	2006			2005
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family	$26	$86,774	90.1%	$22	$73,877	93.4%
Multi-family	6	1,757	1.8%	—	128	0.2%
Non-Residential	30	1,145	1.2%	12	442	0.6%
Construction	7	250	0.3%	—	—	—
Equity & Second	47	5,646	5.8%	33	4,507	5.6%

	116	95,572	99.2%	67	78,954	99.8%
Commercial	15	550	0.6%	—	10	—
Consumer	25	195	0.2%	44	146	0.2%
Unallocated	60	—	—	127	—	—

Total	$216	$96,317	100.00%	$238	$79,110	100.00%

Investment Activities

Community Mutual’s Board of Directors reviews and approves Community Mutual’s asset liability policy on an annual basis. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on established guidelines.

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

Securities Portfolio. Community Mutual classifies securities as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. At September 30, 2009, held to maturity securities totaled $156,000, or 0.06%, of the total assets, and available for sale investments totaled $58.5 million, or 24.0% , of Community Mutual’s total assets. The balance of securities consisted of other interest earning deposits and Federal Home Loan Bank of New York stock.

Community Mutual’s investment securities consist of fixed-rate and adjustable-rate government-sponsored enterprise securities and mortgage-backed securities, all of which are directly or indirectly insured or guaranteed by the issuing agency. The following table sets forth the composition of Community Mutual’s securities and interest-earning assets portfolios at the dates indicated.

	At September 30,
	2009		2008		2007
	Carrying	Percent	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total	Value	of Total
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities:
Government National Mortgage Corporation	$57	0.1%	$69	0.4%	$75	0.3%
Federal National Mortgage Association	10,161	15.2%	4,261	24.9%	—	—%
Federal Home Loan Mortgage Corporation	11,685	17.5%	2,020	11.8%	—	—%
Federal Home Loan Bank	1,748	2.6%	1,830	10.7%	—	—%
Small Business Administration	10,408	15.6%	—	—%	—	—%
Federal agency obligations	24,428	36.5%	1,999	11.8%	2,041	9.1%

Total securities available for sale	58,487	87.5%	10,179	59.6%	2,116	9.4%

Securities held to maturity:
Federal agency obligations	—	—	—	—%	2,200	9.8%
Mortgage-backed securities:
Federal National Mortgage Association			—	—%	1	0.0%
Government National Mortgage Association	156	0.2%	191	1.1%	248	1.1%

Total securities held to maturity	156	0.2%	191	1.1%	2,449	10.9%

Other interest-earning assets:
Federal Home Loan Bank of New York stock	1,938	2.9%	2,587	15.1%	1,550	6.9%
Federal funds sold	—	—%	—	—%	13,100	58.2%
Interest-earning deposits	6,296	9.4%	4,132	24.2%	3,276	14.6%

Total other interest-earning assets	8,234	12.3%	6,719	39.3%	17,926	79.7%

Total	$66,877	100.0%	$17,089	100.0%	$22,491	100.0%

Securities Portfolio Maturities. The following table sets forth the scheduled maturities and weighted average yields for Community Mutual’s available for sale and held to maturity investment securities at September 30, 2009. Actual maturities could differ.

	After One Year Through Five Years	% of Total	Weighted Average Yield	After Five Years Through Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(Dollars in thousands)
Securities available for sale:
U.S. agency obligations	$18,589	31.8%	1.9%	$5,839	10.0%	3.9%	$—	—	—	$24,428	41.8%	2.4%
Mortgage-backed securities:
Government National Mortgage Association	—	—	—	—	—	—	57	0.1%	7.3%	57	0.1%	7.3%
Federal National Mortgage Association	3,285	5.6%	3.6%	2,283	3.9%	3.2%	4,593	7.9%	2.7%	10,161	17.4%	3.1%
Federal Home Loan Bank	1,748	3.0%	4.6%	—	—	—	—	—	—	1,748	3.0%	4.6%
Small Business Administration	—	—	—	—	—	—	10,408	17.8%	1.0%	10,408	17.8%	1.0%
Federal Home Mortgage Corporation	1,644	2.8%	3.4%	—	—	—	10,041	17.1%	3.4%	11,685	20.0%	3.4%

Total	$25,266	43.2%	2.4%	$8,122	13.9%	3.7%	$25,099	42.9%	2.3%	$58,487	100.0%	2.5%

Mortgage-backed securities held to maturity:
Government National Mortgage Association	$—	—	—		$—	—	$156	100.0%	8.7%	$156	100.0%	8.7%

Deposit Activity and Sources Of Funds

General. Retail deposits, scheduled amortization and prepayments of loan principal, maturities and calls of investments securities, borrowings, brokered certificates of deposit, the Certificate of Deposit Registry Service, or “CDARS” network and funds provided by operations are Community Mutual’s primary sources of funds for use in lending, investing and for other general purposes.

Deposits. Community Mutual offers a variety of deposit accounts with a range of interest rates and terms. Community Mutual currently offers regular savings deposits (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts and time deposits. Community Mutual has also used brokered certificates of deposit to fund liquidity.

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

When Community Mutual determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 45.0% of total deposits September 30, 2009. At September 30, 2009, time deposits with remaining terms to maturity of less than one year amounted to $88.3 million.

Deposit Distribution Weighted Average. The following table presents the distribution of Community Mutual’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At September 30,
	2009			2008			2007
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$16,607	9.0%	0.00%	$10,361	8.0%	0.00%	$12,487	10.6%	0.00%
Interest bearing	24,232	13.2%	1.02%	10,092	7.8%	1.86%	8,173	7.0%	3.92%

	40,839	22.2%	0.61%	20,453	15.8%	0.92%	20,660	17.6%	1.55%

Savings and club	42,046	22.8%	0.40%	37,933	29.5%	0.40%	42,026	35.8%	0.40%
Certificates of deposit	101,502	55.0%	2.53%	70,371	54.7%	3.50%	54,814	46.6%	4.78%

Total deposits	$184,387	100.0%	1.61%	$128,757	100.0%	2.17%	$117,500	100.0%	2.65%

Time Deposit Maturities. At September 30, 2009, Community Mutual had $46 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$31,503
Over three months through six months	4,238
Over six months through 12 months	3,161
Over 12 months	7,048

Total	$45,950

Time Deposit Balances by Rates. The following table presents, by interest rate ranges, information concerning Community Mutual’s time deposit accounts outstanding as of September 30, 2009.

	At September 30, 2009
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
2.00% and under	$25,920	$3,172	$141	$—	$29,233	28.8%
2.01% to 3.00%	43,516	190	4,626	917	49,249	48.5%
3.01% to 4.00%	3,181	13	14	7	3,215	3.2%
4.01% to 5.00%	15,706	3,111	60	699	19,576	19.3%
5.01 % and over	—	229	—	—	229	0.2%

Total	$88,323	$6,715	$4,841	$1,623	$101,502	100.0%

Borrowings. Community Mutual currently borrows funds from the Federal Home Loan Bank of New York (“FHLB”) to finance our lending and investing activities, and we may continue to borrow funds in the future. We are a member of the FHLB and have an overnight line of credit and a one month overnight repricing line of credit commitment with the FHLB totaling $28.6 million, which expire on August 10, 2010, of which none was in use at September 30, 2009. Community Mutual’s overall credit exposure at the FHLB cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loan and securities pledged as collateral. Proposed legislation could also increase the cost of borrowing by all insured depository institutions from the Federal Home Loan Board System (“FHLBS”) by imposing a deposit insurance assessment surcharge for certain FHLBS borrowings. Borrowings from FHLB as of September 30, 2009 were as follows:

Five year advance, maturing August 15, 2012, convertible on August 15, 2010, with interest payable quarterly at 4.78%	$10,000
Five year advance, maturing August 8, 2012, with interest payable quarterly at 4.81%	10,000
Seven year advance, maturing December 29, 2014, convertible on December 29, 2009, with interest payable quarterly at 3.56%	5,000
Seven year fixed rate advance with interest at 5.57%, payable in monthly installments of principal and interest of $57,000 with a balloon payment of $8,925,000 on August 8, 2014	9,726

Total	$34,726

Employees

At September 30, 2009, CMS Bancorp and Community Mutual had 48 full-time and 4 part-time employees. None of CMS Bancorp’s or Community Mutual’s employees is represented by a collective bargaining agreement. Management believes that it enjoys excellent relations with its personnel.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to CMS Bancorp or Community Mutual. For federal income tax purposes, Community Mutual reports its income on the basis of a taxable year ending December 31, using the accrual method of accounting, and is generally subject to federal income taxation in the same manner as other corporations. CMS Bancorp and Community Mutual constitute an affiliated group of corporations and, therefore, report their income on a consolidated basis. Community Mutual is not currently under audit by the Internal Revenue Service and has not been audited by the IRS during the past five years.

Bad Debt Reserves. Community Mutual, as a “small bank” (one with assets having an adjusted tax basis of $500 million or less), is permitted to maintain a tax reserve for bad debts based on the experience method. Under the Small Business Job Protection Act of 1996, Community Mutual has recaptured (taking into income) over a multi-year period a portion of the balance of its tax bad debt reserve as of December 31, 1995. The tax liability associated with the recapture has been adequately provided for in Community Mutual’s financial statements.

Distributions. To the extent that Community Mutual makes “non-dividend distributions” to its stockholders, such distributions will be considered to result in distributions from Community Mutual’s unrecaptured tax bad debt reserve “base year reserve” (i.e., its reserve as of December 31, 1987), to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in Community Mutual’s taxable income. Non-dividend distributions include distributions in excess of Community Mutual’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Community Mutual’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in Community Mutual’s income.

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

Net Operating Losses. Pursuant to the Worker, Homeownership and Business Assistance Act of 2009, enacted November 6, 2009, Community Mutual and CMS Bancorp may be eligible to carry back for up to five years net operating losses (“NOL”) incurred in 2008 or 2009. Availability of the NOL carryback treatment will require an election by Community Mutual and CMS Bancorp for the applicable NOL for 2008 or 2009 (but not both years).

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

REGULATION

General

CMS Bancorp, as a unitary savings and loan holding company, is regulated, examined and supervised by the OTS. Community Mutual, as a federal stock savings bank, is also subject to regulation, examination and supervision by the OTS, as its chartering agency and primary regulator, and by the FDIC, as its deposit insurer. CMS Bancorp and Community Mutual must file reports with the OTS concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. CMS Bancorp is also required to file reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission (the “SEC”) under the federal securities laws.

Any change in the laws and regulations applicable to CMS Bancorp or Community Mutual, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on CMS Bancorp and Community Mutual and their operations and shareholders.

Federal Savings Bank Regulation

Primary Regulation by the OTS. The OTS has extensive authority over the operations of federal savings banks, such as Community Mutual. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the Deposit Insurance Fund (“DIF”) and depositors, and to assure the ongoing safety and soundness of institutions regulated by the OTS. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on Community Mutual, and its operations and on us and our stockholders.

Community Mutual is required to file periodic reports with the OTS and is subject to periodic examinations primarily by the OTS, but also to examination and oversight by the FDIC.

Activity Powers. Community Mutual derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and the regulations of the OTS thereunder. Under these laws and regulations, Community Mutual and any operating subsidiary may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Community Mutual may also establish service corporations that may engage in activities not otherwise permissible for Community Mutual, including certain real estate equity investments and securities and insurance brokerage activities. Community Mutual’s authority to make certain types of loans or other investments is limited by law and regulation.

Loans-to-One-Borrower Limitations. Under the HOLA, Community Mutual is generally subject to the same limits on loans to one borrower as a federally chartered thrift. Subject to certain exceptions for residential real estate development loans, Community Mutual’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed 15% of Community Mutual’s unimpaired capital and surplus. Community Mutual may lend additional amounts up to 10% of its unimpaired capital and surplus if the loans or extensions of credit are fully secured by readily-marketable collateral. Community Mutual currently complies with these loans-to-one-borrower limitations. At September 30, 2009, Community Mutual’s largest aggregate amount of loans to one borrower totaled $2,062,000. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Community Mutual.

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

As of September 30, 2009, Community Mutual held 97.5% of its portfolio assets in qualified thrift investments and had more than 85.0% of its portfolio assets in qualified thrift investments for each of the 12 months ending September 30, 2009. Therefore, Community Mutual qualified under the QTL test.

A savings bank that fails to meet the QTL test and is unable to demonstrate a reasonable likelihood of meeting it in the future may be required to convert to a commercial bank charter and will generally be prohibited from: (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, and (iii) establishing any new branch office in a location not permissible for a national bank. In addition, if the institution does not re-qualify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank.

In addition, if the institution fails to regain the QTL status within one year after failing the test, then its holding company will be deemed to be a bank holding company and will be required to register with the Federal Reserve Board as such.

Capital Requirements. OTS regulations require federally chartered savings banks to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of tangible capital to adjusted total assets;

(2)	a leverage ratio requirement of 3% of core capital to such adjusted total assets for savings banks that have been assigned the highest composite rating under the Uniform Financial Institutions Ratings System (4% or more for savings banks that have not been assigned the highest composite rating); and

(3)	a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets, provided that the amount of supplementary capital used to satisfy this requirement may not exceed 100% of core capital.

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Community Mutual, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Community Mutual’s risk profile. At September 30, 2009, Community Mutual exceeded each of its capital requirements with a tangible capital ratio of 7.10%, leverage capital ratio of 7.10% and total risk-based capital ratio of 16.16%.

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

The CRA also requires all institutions to make public disclosure of their CRA ratings. Community Mutual received a “Satisfactory” CRA rating in its most recent examination as of December 31, 2005. OTS regulations also require that federal savings banks publicly disclose certain agreements that are in fulfillment of the CRA. We have no such agreements in place at this time.

Transactions with Affiliates. Community Mutual’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W issued by the Federal Reserve Board (“FRB”), as well as additional limitations as adopted by the Director of the OTS. Under the FRA and Regulation W, the aggregate amount of covered transactions that an institution may engage in with any individual affiliate is limited to 10% of the unimpaired capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s unimpaired capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low-quality assets from affiliates is permitted only under certain circumstances. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliates.

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

Loans to Insiders. Community Mutual’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O issued by the FRB. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Community Mutual’s capital. In addition, extensions of credit in excess of certain limits must be approved by Community Mutual’s Board of Directors.

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

Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on Community Mutual’s ability to make capital distributions, including cash dividends. As a subsidiary of a savings and loan holding company, Community Mutual must file a notice with the OTS at least 30 days before making a capital distribution. In addition, Community Mutual must file an application for the OTS’s prior approval of the proposed capital distribution if the total amount of all capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to Community Mutual’s net income for that year plus Community Mutual’s retained net income for the previous two years.

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

Branching. Subject to certain limitations, the HOLA and the OTS regulations authorize federally chartered savings banks to branch nationwide. This permits federal savings banks with interstate networks to more easily diversify their loan portfolios and lines of business geographically. OTS authority preempts any state law purporting to regulate branching by federal savings banks.

Enforcement. The OTS has primary enforcement responsibility over federal savings banks, including Community Mutual. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices. Under the Federal Deposit Insurance Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings bank. If action is not taken by the OTS, the FDIC may take action under certain circumstances.

Standards for Safety and Soundness. As required by federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

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

Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of September 30, 2009, Community Mutual met the criteria for being considered “well-capitalized” by the OTS, with a total risk-based capital ratio of 16.16%, Tier 1 risk-based capital ratio of 7.10% and leverage ratio of 7.10%.

Insurance of Deposit Accounts. Community Mutual is a member of, and pays deposit insurance assessments to, the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. The DIF was formed on March 31, 2006, following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Deposit Insurance Fund Act”). In addition to merging the insurance funds, the Deposit Insurance Fund Act established a statutory minimum and maximum designated reserve ratio for the DIF and granted the FDIC greater flexibility in establishing the required reserve ratio. In its regulations implementing the Deposit Insurance Fund Act, the FDIC set the current annual designated reserve ratio for the DIF at 1.25%.

Effective April 1, 2006, through the Federal Deposit Insurance Reform Act of 2005, the maximum insurance coverage for self-directed retirement plan deposits increased from $100,000 to $250,000 permanently. All other deposits are presently insured up to $250,000 per depositor until December 31,

2013. This federal deposit insurance coverage limit was temporarily raised from $100,000 to its current level under the Emergency Economic Stabilization Act of 2008, and on May 20, 2009, this temporary insurance limit was extended from an original termination date of December 31, 2009 to December 31, 2013. FDIC insurance of deposits is backed by the full faith and credit of the U.S. government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It may also prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate federal deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

In order to maintain the DIF, member institutions are assessed an insurance premium. The amount of each institution’s premium is generally based on the balance of insured deposits and the degree of risk the institution poses to the DIF. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. In October 2008, the FDIC proposed raising assessment rates to implement a Restoration Plan for the DIF, which had fallen significantly below the minimum target level of 1.15% due to deteriorating market conditions at the time. On February 27, 2009, the FDIC approved an amended Restoration Plan, under which the FDIC implemented an assessment rate schedule to raise the DIF reserve ratio to 1.15% within seven years. Pursuant to the amended Plan, the FDIC implemented a final rule that sets assessment rates and makes adjustments based on risk. Under the final rule, banks in the lowest risk category would pay initial base rates ranging from 12 basis points to 16 basis points of assessable deposits on an annual basis, beginning on April 1, 2009 (applicable to assessments for the second quarter of 2009 and thereafter); but this may be further adjusted to between 7 and 24 basis points of assessable deposits for banks holding unsecured debt, certain secured liabilities and brokered deposits beyond a certain amount. Banks in the highest risk category will pay an initial base rate of 45 basis points of assessable deposits, which may also be adjusted to between 40 basis points and 77.5 basis points of assessable deposits for excess amounts of unsecured debt, certain secured liabilities and brokered deposits. The FDIC also has the ability to adjust the assessment rate schedule from quarter to quarter.

On May 22, 2009, the Board of Directors of the FDIC adopted a final rule establishing a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment was collected September 30, 2009. The FDIC is authorized to raise the assessment rates as necessary to maintain the DIF and has authority to declare additional special assessments during 2009.

On November 12, 2009, the FDIC adopted a final rule that requires insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 would be used for 2010. That rate would be increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation would also assume a 5% annual growth rate, increased quarterly, through the end of 2012. Under the final rule, an institution will account for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009. Subsequently, each institution will record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as they do currently. The FDIC will notify any institution that the FDIC exempts, on its own initiative, from the prepaid assessment no later than November 23, 2009. In addition, an insured institution may apply before December 1, 2009, to the FDIC for an exemption from the prepayment requirement if the prepayment would significantly impair the institution’s liquidity, or otherwise create extraordinary hardship. Community Mutual does not plan to apply for an exemption nor do we anticipate that the FDIC will provide an exemption on its own initiative. Under the final rule, the FDIC stated that its requirement for prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during 2009, 2010, 2011, 2012, or thereafter, pursuant to notice-and-comment rulemaking procedures provided by statute, and therefore, continued actions by the FDIC could significantly increase Community Mutual’s noninterest expense in fiscal 2010 and for the foreseeable future.

Under federal law, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of Community Mutual does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Community Mutual is a member of the Federal Home Loan Bank (the “FHLB”) System, which consists of 12 regional FHLBs. Each FHLB provides a central credit facility primarily for its member institutions. Community Mutual, as a member of the FHLB of New York (“FHLB-NY”), is currently required to acquire and hold shares of FHLB-NY Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Community Mutual, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs and REMICs, held by Community Mutual. The activity-based stock purchase requirement for Community Mutual is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB-NY; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB-NY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which currently is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB-NY’s balance sheet of derivative contracts between the FHLB-NY and its members, which currently is also zero. The FHLB-NY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB-NY capital plan. At September 30, 2009, Community Mutual was in compliance with the foregoing minimum stock purchase requirements with an investment in FHLB-NY stock of $1.9 million.

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

Federal Reserve System. The FRA and Regulation D of the FRB regulations require depository institutions including federally chartered savings banks to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts) and, effective October 9, 2008, the Federal Reserve Banks are authorized to pay interest on such reserves. For all depository institutions, required reserves are computed by applying the reserve requirement ratios set forth in the chart below to net transaction accounts, nonpersonal time deposits, and Eurocurrency liabilities of the institution during the computation period.

Reservable liability	Reserve requirement ratio
NET TRANSACTION ACCOUNTS:
$0 to reserve requirement exemption amount ($10.7 million)	0 percent of amount.
Over reserve requirement exemption amount ($10.7 million) and up to low reserve tranche ($55.2 million)	3 percent of amount.
Over low reserve tranche ($55.2 million)	$1,335,000 plus 10 percent of amount over $55.2 million.
Nonpersonal time deposits	0 percent.
Eurocurrency liabilities	0 percent.

The FRA provides that, before December 31 of each year, the Board shall issue a regulation adjusting the reserve requirement exemption amount for the next calendar year if total reservable liabilities held at all depository institutions increase from one year to the next. On October 15, 2009, the Board issued a final rule amending Regulation D to increase the reserve requirement exemption amount by $0.4 million, from $10.3 million for 2009 to $10.7 million for 2010. The final rule became effective on November 16, 2009.

The FRA also provides that transaction account balances maintained at each depository institution over the reserve requirement exemption amount and up to the low reserve tranche, are subject to a 3% reserve requirement. On October 15, 2009, the Board issued a final rule amending Regulation D to increase the low reserve tranche for net transaction accounts by $10.8 million, from $44.4 million for 2009 to $55.2 million for 2010. The final rule became effective on November 16, 2009. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Community Mutual’s interest-earning assets.

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

Anti-Money Laundering and Customer Identification. Community Mutual is subject to OTS and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act (“BAS”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased information sharing and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

Privacy Protection. Community Mutual is subject to OTS regulations implementing the privacy protection provisions of the Gramm-Leach Bliley Act (the “GLB Act”). These regulations require Community Mutual to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Community Mutual to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not exempted, Community Mutual is required to provide its customers with the ability to “opt-out” of having Community Mutual share their nonpublic personal information with unaffiliated third parties. On November 17, 2009, eight federal regulatory agencies including the OTS adopted a final rule that requires financial institutions to provide initial and annual privacy notices to their customers. The agencies also adopted a model privacy form that financial institutions may rely on as a safe harbor to provide disclosures under the privacy rules of the GLB Act.

Community Mutual is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Federal guidelines also impose certain customer disclosures and other actions in the event of unauthorized access to customer information.

In addition, effective November 1, 2008, pursuant to section 114 of Fair and Accurate Credit Transactions Act (the “FACT Act”) and regulations published by the federal banking agencies and Federal

Trade Commission in the Federal Register on November 9, 2007, Community Mutual is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. Community Mutual has implemented an identity theft red flags program designed to meet the requirements of section 114 of the FACT Act and the joint final rules.

Consumer Protection and Compliance Provisions. Community Mutual is subject to various laws and regulations dealing generally with consumer protection matters. Community Mutual may be subject to potential liability under these laws and regulations for material violations. Community Mutual’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal “Truth-In-Lending Act,” governing disclosures of credit terms to consumer borrowers;

•

“Home Mortgage Disclosure Act of 1975”, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	“Equal Credit Opportunity Act,” prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•

“Fair Credit Reporting Act of 1978,” as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, and requiring certain identity theft protections and certain credit and other disclosures;

•	“Fair Debt Collection Act,” governing the manner in which consumer debts may be collected by collection agencies;

•	“Servicemembers Civil Relief Act”; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Community Mutual’s deposit operations are also subject to federal laws applicable to deposit transactions, such as the:

•	“Truth in Savings Act,” which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions;

•

“Right to Financial Privacy Act,” which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

“Electronic Funds Transfer Act” and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Holding Company Regulation. CMS Bancorp is a unitary savings and loan holding company within the meaning of the HOLA. As such, CMS Bancorp is registered with the OTS and is subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over CMS Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to regulatory capital requirements or to supervision by the Federal Reserve System.

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

•	any activity permissible for financial holding companies under Section 4(k) of the BHCA.

Permissible activities which are deemed to be financial in nature or incidental thereto under Section 4(k) of the BHCA include:

•	lending, exchanging, transferring, investing for others or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent or broker;

•	financial, investment or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in or making a market in securities;

•	activities previously determined by the FRB to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the United States;

•	merchant banking activities; and

•	portfolio investments made by an insurance company.

In addition, CMS Bancorp cannot be acquired or acquire a company unless the acquirer or target (as the case may be) is engaged solely in financial activities or agrees to limit its activities to conform to this requirement within a designated transition period.

On December 20, 2007, the OTS amended its regulations to permit savings and loan holding companies, with the prior approval of the OTS, to engage in all activities that bank holding companies may engage in under any regulation that the FRB has promulgated under Section 4(c) of the BHCA. In addition, the amended OTS regulations provide that if any of such Section 4(c) activities are permissible under other provisions of the HOLA or are permissible for bank holding companies without prior FRB approval, then such activities are preapproved by the OTS.

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

The HOLA also prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings bank, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA. In evaluating applications by holding companies to acquire savings banks, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

Federal Securities Laws. CMS Bancorp’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, CMS Bancorp is subject to the periodic reporting, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

As a public company, we are subject to the Sarbanes-Oxley Act, which implements a broad range of disclosure, corporate governance and accounting measures for public companies designed to promote honesty and transparency and to protect investors from corporate wrongdoing. Furthermore, NASDAQ enacted corporate governance rules that implement some of the mandates of the Sarbanes-Oxley Act. The NASDAQ rules include, among other things, requirements ensuring that a majority of the Board of Directors are independent of management, establishing and publishing a code of conduct for directors, officers and employees, and calling for stockholder approval of all new stock option plans and all material modifications. These rules affect us because our common stock is listed on The NASDAQ Capital Market.

Delaware Corporation Law. CMS Bancorp is incorporated under the laws of the State of Delaware, and is therefore subject to regulation by the State of Delaware. In addition, the rights of CMS Bancorp’s shareholders are governed by the Delaware General Corporation Law.

Developments in Regulation of the Financial Sector

In response to volatility in the U.S. financial system, the Bush and Obama Administrations, Congress and federal banking agencies have taken various actions as part of a comprehensive strategy to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions. The following discussion is intended to provide a general summary of major events since 2008 that are applicable to financial institutions.

Emergency Economic Stabilization Act of 2008. The Emergency Economic Stabilization Act, enacted on October 3, 2008, provided the Secretary of the Treasury with authority to, among other things, establish the Troubled Asset Relief Program (“TARP”) to purchase from financial institutions up to $700 billion of troubled assets, which include residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008. The term “troubled assets” also included any other financial instrument that the Secretary, after consultation with the Chairman of the Federal Reserve determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination in writing, to the appropriate committees of the U.S. Congress.

On October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) under the Emergency Economic Stabilization Act, pursuant to which the Treasury would purchase up to $250 billion of senior preferred shares from qualifying financial institutions on standardized terms . The program was voluntary and required an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. On February 10, 2009, CMS Bancorp announced the withdrawal of its earlier-filed application to participate in the CPP, upon reaching the determination that participation in the CPP was unnecessary, given its belief that it had sufficient capital for the foreseeable future to grow the company in a sound and conservative manner.

On February 25, 2009, the Treasury announced the Capital Assistance Program (“CAP”), which is a new capital program under the Treasury’s Financial Stability Plan. The purpose of the CAP is to restore confidence throughout the financial system by ensuring that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. The CAP does not replace the CPP and is open to qualifying institutions regardless of whether they participated in the CPP. The deadline to apply for the CAP was November 9, 2009. Recipients of CAP funding issue mandatory convertible preferred stock to the Treasury and are subject to requirements governing executive compensation and corporate governance for the entire period during which the Treasury holds equity issued under the CAP. CMS Bancorp does not participate in the CAP.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009 into law as a $787 billion dollar economic stimulus. The stimulus included discretionary spending for among other things, infrastructure projects, increased unemployment benefits and food stamps, as well as tax relief for individuals and businesses. This act also implemented new executive compensation and corporate governance requirements applicable to program participants.

Temporary Liquidity Guarantee Program. The FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008 (i) guaranteeing certain debt issued by FDIC-insured institutions and certain holding companies on or after October 14, 2008 through June 30, 2009, which was extended to October 31, 2009, and (ii) providing unlimited insurance coverage for non-interest bearing transaction accounts through December 31, 2009, which was extended to June 30, 2010.

The Debt Guarantee Program (“DGP”) component of the TLG program provides liquidity to the inter-bank lending market and promotes stability in the unsecured funding market. Under the DGP, the FDIC temporarily guarantees all newly issued senior unsecured debt up to prescribed limits. In general, the maximum amount of outstanding debt that is guaranteed under the DGP for each participating entity at any time is limited to 125% of the par value of the participating entity’s senior unsecured debt. The DGP ensures that such debt would be fully protected in the event the issuing institution subsequently fails or its holding company files for bankruptcy. Entities that did not wish to participate in the DGP had to opt out by December 5, 2008. CMS Bancorp did not opt out of the DGP. On June 3, 2009, the FDIC issued a final rule providing a limited four-month extension for the issuance of debt under the DGP until October 31, 2009. For debt issued on or after April 1, 2009, FDIC-guarantee of senior unsecured debt expires on the earliest of the mandatory conversion date for mandatory convertible debt, the stated date of maturity, or December 31, 2012. Proposed alternatives for phasing out the DGP is currently the subject of a notice of proposed rulemaking issued by the FDIC.

Under the Transaction Account Guarantee Program (“TAGP”) component of the TLG program, non-interest bearing transaction accounts are fully insured through December 31, 2009. Non-interest bearing transaction accounts are any deposit accounts with respect to which interest is neither accrued nor paid and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal, including traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time. Transaction accounts do not include interest-bearing money market deposit accounts or sweep arrangements that result in funds being placed in an interest-bearing account as the result of the sweep. The unlimited guarantee under the TAGP is in addition to, and separate from, the general deposit insurance coverage provided for under the DIF, currently at $250,000 per depositor, per institution until December 31, 2013. Community Mutual opted to participate in the TAGP and as such are bound by the requirements of the program, including the quarterly payment of an annualized 10 basis point assessment on any deposit amounts exceeding the existing deposit insurance limit of $250,000.

On August 26, 2009, the FDIC adopted a final rule extending the TAGP for six months, through June 30, 2010. For institutions choosing to remain in the program for the extended period, the annual assessment rate that will apply to such institutions during the extension period will be either 15 basis points, 20 basis points or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. Any institution currently participating in the TAGP that wishes to opt out of the TAGP extension needed to submit its opt-out election to the FDIC on or before November 2, 2009. CMS Bancorp has decided to remain in the program, and therefore will be subject to additional fees for the extended portion of the program.

Term Asset-Backed Securities Loan Facility. Under the Term Asset-Backed Securities Loan Facility (“TALF”), the Federal Reserve Bank of New York is authorized to lend up to $200 billion to eligible owners of certain AAA-rated asset backed securities backed by newly and recently originated auto loans, credit card loans, student loans, and SBA-guaranteed small business loans, and commercial mortgage-backed securities (“CMBS”). The TALF has the potential to generate up to $1 trillion of lending for businesses and households. Any U.S. company that owns eligible collateral may borrow from the TALF, provided the company maintains an account relationship with a primary dealer. The facility will cease making loans collateralized by newly issued CMBS on June 30, 2010, and loans collateralized by all other types of TALF-eligible newly issued and legacy CMBS on March 31, 2010, unless the Federal Reserve Board extends the facility.

Unfair and Deceptive Practices. On December 18, 2008, the OTS, along with other federal banking agencies (“the Agencies”) issued a joint final rule under Section 5 of the Federal Trade Commission Act, or the FTC Act, that provides clarification to the body of law surrounding unfair or deceptive acts or practices. In adopting the rule, the Agencies drew on the statutory definition of what constitutes an “unfair” act or practice under the FTC Act, and also drew on the definition of what constitutes a “deceptive” act or practice under applicable FTC guidance.

Truth-in-Lending Act Amendments. The Federal Reserve has made various amendments to Regulation Z, which implements the Truth-in-Lending Act. For example, effective January 1, 2009 was an amendment concerning the annual adjustments to the dollar amount that triggers requirements for certain home mortgage loans bearing fees above a certain amount, and effective July 30, 2009, were amendments revising the disclosure requirements for mortgage loans and implementing the Mortgage Disclosure Improvement Act. Additionally, amendments to Regulation Z have been made to revise the disclosure requirements related to private education loans. Other amendments to Regulation Z, which became effective on October 1, 2009, were made to protect consumers in the mortgage market from unfair, abusive, or deceptive lending and servicing practices while preserving responsible lending and sustainable homeownership; to ensure that advertisements for mortgage loans provide accurate and balanced information and do not contain misleading or deceptive representations; and to provide consumers transaction-specific disclosures early enough to use while shopping for a mortgage. Additional proposed rules to amend the Truth-in-Lending Act are currently being considered by the Federal Reserve.

Truth in Savings Act Regulatory Amendments. On December 18, 2008, the Federal Reserve also adopted a final rule amending its regulations that implement the Truth in Savings Act. The final rule, published in the Federal Register on January 29, 2009, addresses depository institutions’ disclosure practices related to overdrafts. The final rule extends to all institutions the requirement to disclose on periodic statements the total amounts charged for overdraft fees and returned items fees, for both the statement period as well as the year-to-date. The final rule also requires institutions that provide account balance information through an automated system to provide a balance that excludes additional funds that may be made available to cover overdrafts . Community Mutual has until January 1, 2010 to comply with the amendments, unless pending legislation is enacted that overrides any inconsistent provisions of the final rules.

Proposed Legislative and Regulatory Actions

On October 22, 2009, the Overdraft Protection Act of 2009 (the “Overdraft Protection Act”) was introduced in the House of Representatives. The Overdraft Protection Act of 2009 proposes to amend the Truth in Lending Act to, among other things, regulate the practices of depository institutions related to the marketing and provision of overdraft coverage programs, particularly with regard to opt-in procedures for overdraft fees, limits on the number of overdrafts, limits on fee amounts, nondiscrimination for not opting in, notification of overdraft, notification of possible overdraft fees for ATM or branch transactions, non-sufficient fund fee limits, posting orders, and debit card holds.

On October 27, 2009, Financial Stability Improvement Act of 2009 was introduced in the House of Representatives, which among other things, proposes to (i) create a Financial Services Oversight Council to monitor systemic risks; (ii) consolidate holding company regulation; (iii) impose heightened standards on firms or activities that pose significant risks to the financial system; (iv) provide for the orderly wind-down of failing firms; (v) provide for oversight among agencies regarding short-term credit; and (vi) directs the federal banking agencies and the SEC to jointly write rules regarding credit risk retention.

On November 10, 2009, the Restoring American Financial Stability Act of 2009 was introduced in the Senate, which among other things, proposes to (i) create an independent Consumer Financial Protection Agency, under which consumer protection responsibilities currently handled by the bank and credit union regulators and the Federal Trade Commission would be consolidated; (ii) impose new standards on companies as they grow larger and more complex, including more stringent capital, leverage and liquidity requirements; (iii) eliminate the separate federal thrift charter; and (iv) provide for a single federal bank regulator.

Pending legislation including those described above, cover many important aspects concerning the regulation of savings banks and their holding companies, and if enacted, will likely require major changes that would significantly impact participants in the U.S. financial system.

New statutes, regulations and guidance are regularly proposed that contain wide-ranging potential changes to the statutes, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

ITEM 1A.	RISK FACTORS

The following risk factors could affect our financial condition and/or operating results.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our profitability, like that of most financial institutions, depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and investment securities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable-rate loans. Decreases in interest rates can result in increased prepayments of loans and investment securities as borrowers refinance to reduce borrowing costs. In a decreasing interest rate environment, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. In an increasing interest rate environment, we are subject to the risk that interest costs on deposits and borrowings could rise more quickly than interest income from loans and investments.

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

The current downturn in the real estate market, unemployment and local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans. During fiscal year 2009, the national real estate market declined compared to fiscal year 2008. This decline was also apparent in CMS Bancorp’s primary market area. The slowdown in the general housing market is evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values and an increase in the length of time houses remain on the market. No assurances can be given that these conditions will improve or will not worsen.

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

The results of our operations may be adversely affected if asset valuations cause other-than-temporary impairment charges.

Community Mutual may be required to record future impairment charges on our investment securities, including the FHLB stock we are required to hold as a condition to membership in the Federal Home Loan Bank of New York, if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Community Mutual to upstream dividends to CMS Bancorp, which could have a material adverse effect on our liquidity and ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios and result in Community Mutual not being classified as “well-capitalized” for regulatory purposes.

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

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Negative developments in the financial industry and the credit markets may subject us to additional regulation.

As a result of ongoing challenges facing the U.S. economy, the potential exists for new laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance.

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

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources to accommodate our existing and future lending and investment activities could have a substantial negative effect on our liquidity and severely constrain our financial flexibility. Our primary source of funding is retail deposits gathered through our network of branch offices. Our alternative funding sources include, without limitation, brokered certificates of deposit, federal funds purchased, Federal Reserve Discount Window borrowings, FHLB advances and short and long-term debt.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

We believe that our growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. We have an employment agreement with our President and Chief Executive Officer and change in control agreements with several other senior executive officers. The loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy. In particular, regulatory restrictions imposed on our ability to compensate our key executive officers could adversely impact our ability to retain key personnel.

Competition in our primary market area may reduce our ability to attract and retain deposits and originate loans.

We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Historically, our most direct competition for deposits has come from savings and commercial banks in Westchester County, New York and surrounding areas. Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. We also face additional competition from internet-based institutions, brokerage firms and insurance companies. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. Larger competitors may be able to price loans and deposits more aggressively than we can and have broader customer and geographic bases to draw upon. Competition for loan originations and deposits may limit our future growth and earnings prospects.

Competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us. Through Community Mutual, we compete with these institutions both in attracting deposits and in making loans. In addition, we must attract our customer base from other existing financial institutions and from new residents. There is a risk that we will not be able to compete successfully with these other financial institutions in our markets, and that we may have to pay higher interest rates to attract deposits or charge lower interest rates to obtain loan volume, resulting in reduced profitability. In new markets that we may enter, we will also compete against well-established community banks that have developed relationships within the community.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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

As highlighted in the Regulation section, federal bank regulatory agencies, as well as the U.S. Congress and the President, are in the process of evaluating the regulation of banks, other financial institutions and the financial markets and such changes, if any, could require us to maintain more capital, liquidity and risk management that could adversely affect our growth, profitability and financial condition, as well as change our charter, regulator and/or subject us to new or additional regulations and regulators. In particular, various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS are being considered in the U.S. Congress. We are unable to predict whether such legislation will be enacted or the extent to which the legislation could restrict or disrupt our or Community Mutual’s operations.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, that was collected on September 30, 2009. In imposing the special assessment, the FDIC noted that additional special assessments may be imposed by the FDIC for future periods.

On November 12, 2009, the FDIC adopted a final rule that requires insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. Under the final rule, the FDIC stated that its requirement for prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during 2009, 2010, 2011, 2012, or thereafter, pursuant to notice-and-comment rulemaking procedures provided by statute, and therefore, continued actions by the FDIC could significantly increase Community Mutual’s noninterest expense in fiscal 2010 and for the foreseeable future.

We also participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. The general termination date for the transaction account guarantee portion of the TLGP is December 31, 2009. To promote an orderly phase-out of the program, on August 26, 2009, the FDIC adopted a final rule extending the program for six months, through June 30, 2010. For institutions that choose to remain in the program, the fee will be raised and adjusted to reflect the institution’s risk profile. Any institution currently participating in the program that wishes to opt out of the transaction account guarantee program extension was required to submit its opt-out election to the FDIC on or before November 2, 2009. We have decided to remain in the program, and therefore will be subject to additional fees for the extended portion of the program.

There can be no assurance regarding the impact of pending legislation or regulatory changes on the United States financial services industry and the United States financial system or that the phase-out of existing recovery programs will not adversely impact the system.

The United States Congress, the Obama Administration and various industry and public interest groups are currently debating many aspects of the existing structure of the United States financial system, including regulatory restructuring; federal and national charter changes; issues involving systemic risk; appropriate capitalization levels; establishment of a new and independent Consumer Financial Protection Agency; permitting state regulators to supervise, oversee and/or enforce state laws on federal and nationally chartered depository institutions; the ability of federal and nationally chartered depository institutions to operate nationwide under a uniform set of federal laws; restrictions on mortgage lending, credit card lending and other areas affecting bank lending operations; laws impacting loan securitization and secondary mortgage lending activities; additional laws that could impose new regulatory burdens on insured depository institutions; increased assessments on depository institutions to pay for industry supervision and oversight; and changes in holding company oversight and supervision. All of these changes could all have a material adverse impact on our business, financial condition, results of operations, access to credit and the value of our securities. Similarly, the premature termination, manner or timing of the phase-out of existing programs implemented to assist the United States financial system in recovering from the recent financial crisis could have a material adverse impact on our business, financial condition, results of operations, access to credit or the value of our securities.

Recently enacted legislation may not help stabilize the U.S. financial system and the phase-out of existing recovery programs may adversely impact the system.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008, or the Emergency Economic Stabilization Act, in response to the crisis in the financial sector. The Treasury and various banking regulators have implemented a number of programs under this legislation to address capital and liquidity issues in the banking system. On February 17, 2009, the President signed into law the American Recovery and Reinvestment Act of 2009, or the American Recovery and Reinvestment Act. There can be no assurance, however, as to the actual impact that the Emergency Economic Stabilization Act or the American Recovery and Reinvestment Act, and the various programs implemented in association with these legislative efforts, will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced within the sector. The failure of the Emergency Economic Stabilization Act or American Recovery and Reinvestment Act and the associated programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material, adverse effect on our business, financial condition, results of operations, access to credit or the value of our securities. Similarly, the premature termination, manner or timing of the phase-out of existing programs implemented to assist the U.S. financial system in recovering from the recent financial crisis could have a material adverse impact on our business, financial condition, results of operations, access to credit or the value of our securities.

The impact of pending legislation and regulatory changes on the U.S. financial services industry and the U.S. financial system may adversely affect our business.

The U.S. Congress, the Obama Administration and various industry and public interest groups are currently debating many aspects of the existing structure of the U.S. financial system, including regulatory restructuring; federal and national charter changes; issues involving systemic risk; appropriate capitalization levels; establishment of a new and independent Consumer Financial Protection Agency; permitting state regulators to supervise, oversee and/or enforce state laws on federal and nationally chartered depository institutions; the ability of federal and nationally chartered depository institutions to operate nationwide under a uniform set of federal laws; restrictions on mortgage lending, credit card lending and other areas affecting bank lending operations; laws impacting loan securitization and secondary mortgage lending activities; additional compliance laws that could impose new regulatory burdens on insured depository institutions; increased assessments on depository institutions to pay for industry supervision and oversight; and changes in holding company oversight and supervision could all have a material, adverse impact on Community Mutual’s and our business, financial condition, results of operations, access to credit or the value of our securities.

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

Beginning with our annual report for the fiscal year ended September 30, 2008, we were required to include in our annual reports filed with the SEC a report of our management regarding internal control over financial reporting. As a result, we documented and evaluated our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and SEC rules and regulations, which require an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of September 30, 2009, CMS Bancorp conducted its business through its corporate office and five retail banking offices. As of September 30, 2009, properties, furnishings and equipment and leasehold improvements owned by CMS Bancorp and Community Mutual had an aggregate net book value of $3.1 million.

Location	Ownership	Year Opened	Year of Lease Expiration

Corporate Office:

123 Main Street White Plains, NY	Leased	2004	2015

Retail Banking Offices:

478 White Plains Road Eastchester, NY	Leased	2008	2017

441 Tarrytown Road White Plains, NY	Leased	2008	2018

40 East First Street Mount Vernon, NY	Owned	1941	N/A

29 Taylor Square East White Plains, NY	Leased	1995	2010

12 South Bedford Road Mount Kisco, NY	Leased	2009	2023

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CMS Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “CMSB.” The table below reflects the stock trading price and dividend payment frequency of CMS Bancorp’s common stock for the years ended September 30, 2009 and 2008. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended	High Price	Low Price	Average Price	Dividends per share

December 31, 2007	$11.00	$9.57	$10.35	$0.00
March 31, 2008	$10.45	$8.25	$9.91	$0.00
June 30, 2008	$10.43	$8.56	$9.48	$0.00
September 30, 2008	$10.25	$6.01	$9.59	$0.00
December 31, 2008	$7.96	$6.10	$7.19	$0.00
March 31, 2009	$7.74	$6.26	$6.93	$0.00
June 30, 2009	$8.00	$6.90	$7.43	$0.00
September 30, 2009	$8.00	$7.00	$7.63	$0.00

See Part I, Item 1. “Description of Business—Regulation” for a discussion of certain limitations imposed on CMS Bancorp’s ability to declare and pay dividends.

As of December 15, 2009 there were approximately 284 record holders of CMS Bancorp’s common stock.

Set forth below is information as of September 30, 2009 regarding compensation plans under which equity securities of CMS Bancorp are authorized for issuance.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance under Plans
Equity compensation plans approved by security holders	152,154	$10.12	53,362
Equity compensation plans not approved by security holders
Total	152,154	$10.12	53,362

The following table reports information regarding repurchases by CMS Bancorp of its common stock in each month of the quarter ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 through July 31	9,415	$7.53	9,415	—
August 1 through August 31	—	—	—	—
September 1 through September 30	—	—	—	—

Total	9,415	$7.53	9,415	—

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for this item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis or Plan of Operation” in the CMS Bancorp, Inc. 2009 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are incorporated herein by reference to the indicated pages of the CMS Bancorp, Inc. 2009 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management has made a comprehensive review, evaluation, and assessment of CMS Bancorp’s internal control over financial reporting as of September 30, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2009, CMS Bancorp’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of CMS Bancorp’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by CMS Bancorp’s registered public accounting firm pursuant to temporary relief rules of the Securities and Exchange Commission that permit the provision of only management’s report in this Annual Report on Form 10-K.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors and executive officers of the CMS Bancorp is incorporated herein by reference to the CMS Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to the CMS Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the CMS Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to directors certain relationships and related transactions is incorporated herein by reference to the CMS Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to accounting fees and services is incorporated herein by reference to the CMS Bancorp’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Amended and Restated Plan of Conversion and Stock Issuance of Community Mutual Savings Bank. (1)
3.1	Certificate of Incorporation of CMS Bancorp, Inc. (2)
3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (3)
3.3	Bylaws of CMS Bancorp, Inc. (2)
4.1	Form of Stock Certificate of CMS Bancorp, Inc. (2)
4.2	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (5)
4.3	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (3)
10.1	Form of Employee Stock Ownership Plan of CMS Bancorp, Inc. (4)
10.2	Amended and Restated Employment Agreement between John E. Ritacco and CMS Bancorp, Inc. (6)
10.3	Amended and Restated Employment Agreement between John E. Ritacco and Community Mutual Savings Bank. (6)
10.4	Form of Two-Year Change of Control Agreement by and among certain officers, Community Mutual Savings Bank and CMS Bancorp, Inc. (5)
10.5	CMS Bancorp, Inc. 2007 Stock Option Plan. (7)
10.6	CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (7)
13.1	CMS Bancorp, Inc. 2009 Annual Report to Shareholders.
14.1	Code of Ethics. (8)
21.1	Subsidiary of the Registrant
23.1	Independent Registered Public Accounting Firm’s Consent.
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(1)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on February 2, 2007, as amended.
(2)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(4)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on January 19, 2007, as amended.
(5)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on January 19, 2007, as amended.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on July 31, 2008.
(7)	Incorporated by reference to the Registrant’s Proxy Statement filed with the Commission on September 21, 2007.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 28, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMS BANCORP, INC.

By:	/S/ JOHN E. RITACCO
John E. Ritacco
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ THOMAS G. FERRARA	Chairman of the Board of Directors	December 15, 2009
Thomas G. Ferrara

/S/ JOHN E. RITACCO	President, Chief Executive Officer and Director	December 15, 2009
John E. Ritacco

/S/ WILLIAM V. CUDDY	Director	December 15, 2009
William V. Cuddy

/S/ WILLIAM P. HARRINGTON	Director	December 15, 2009
William P. Harrington

/S/ SUSAN A. MASSARO	Director	December 15, 2009
Susan A. Massaro

/S/ CHERI R. MAZZA	Director	December 15, 2009
Cheri R. Mazza

/S/ MATTHEW G. MCCROSSON	Director	December 15, 2009
Matthew G. McCrosson

/S/ ANNEMARIE V. ROMAGNOLI	Director	December 15, 2009
Annemarie V. Romagnoli