Form 10-Q
period 2009-12-31
CMS Bancorp, Inc.
filed 2010-02-10
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 10, 2010 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 31, 2009	September 30, 2009
	(Dollars in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$893	$1,008
Interest-bearing deposits	620	6,296

Total cash and cash equivalents	1,513	7,304
Securities available for sale	40,959	58,487
Securities held to maturity, estimated fair value of $0 and $172, respectively	—	156
Loans held for sale	1,942	635
Loans receivable, net of allowance for loan losses of $809 and $749, respectively	174,222	169,293
Premises and equipment	3,085	3,119
Federal Home Loan Bank of New York stock	2,215	1,938
Interest receivable	1,001	976
Other assets	2,356	1,256

Total assets	$227,293	$243,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$14,158	$16,607
Interest bearing	148,874	167,780

	163,032	184,387
Advances from Federal Home Loan Bank of New York	40,880	34,726
Advance payments by borrowers for taxes and insurance	728	668
Other liabilities	1,759	2,470

Total liabilities	206,399	222,251

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, authorized shares: 7,000,000; shares issued: 2,055,165; shares outstanding: 1,862,803	21	21
Additional paid in capital	18,094	18,045
Retained earnings	6,447	6,345
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,493)	(1,507)
Accumulated other comprehensive loss	(515)	(331)

Total stockholders’ equity	20,894	20,913

Total liabilities and stockholders’ equity	$227,293	$243,164

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2009	2008
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,515	$2,735
Securities	309	107
Other interest-earning assets	29	21

Total interest income	2,853	2,863

Interest expense:
Deposits	553	802
Mortgage escrow funds	5	2
Borrowings, short-term	8	9
Borrowings, long-term	426	464

Total interest expense	992	1,277

Net interest income	1,861	1,586
Provision for loan losses	60	—

Net interest income after provision for loan losses	1,801	1,586

Non-interest income:
Fees and service charges	54	60
Net gain on sale of loans	86	14
Net gain on sale of securities	208	—
Other	2	4

Total non-interest income	350	78

Non-interest expense:
Salaries and employee benefits	1,043	927
Net occupancy	285	199
Equipment	173	141
Professional fees	136	144
Advertising	48	37
Federal insurance premiums	68	5
Directors’ fees	51	28
Other insurance	18	17
Bank charges	19	23
Other	130	131

Total non-interest expense	1,971	1,652

Income before income taxes	180	12
Income tax expense	78	13

Net income (loss)	$102	$(1)

Net income (loss) per common share
Basic and diluted	$0.06	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	1,696,649	1,775,258

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,
	2009	2008
	(In thousands)
Net income (loss)	$102	$(1)

Other comprehensive income (loss):
Gross unrealized holding gains (losses) on securities available for sale	(89)	47
Gross unrealized holding gains on available for sale securities transferred to income on sale or call of securities	(199)	—
Retirement plan	(17)	(4)

	(305)	43
Deferred income taxes	(121)	16

Other comprehensive income (loss)	(184)	27

Comprehensive income (loss)	$(82)	$26

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$102	$(1)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation of premises and equipment	94	76
Amortization and accretion, net	117	25
Provision for loan losses	60	—
Deferred income taxes	(52)	31
ESOP expense	10	11
Stock option expense	21	21
Restricted stock award expense	32	30
Net gain on sale of securities	(208)	—
Net gain on sale of loans	(86)	(14)
Loans originated for resale	(4,733)	(1,036)
Proceeds from sale of loans originated for sale	3,512	1,064
(Increase) in interest receivable	(25)	(50)
(Increase) decrease in other assets	(927)	25
(Decrease) increase in accrued interest payable	(300)	50
(Decrease) increase in other liabilities	(428)	253

Net cash (used) provided by operating activities	(2,811)	485

Cash flows from investing activities:
Proceeds from sale of securities available for sale	10,114	—
Proceeds from sale of securities held to maturity	163	—
Principal repayments and calls on securities available for sale	7,257	339
Principal repayments on securities held to maturity	2	8
Net (increase) in loans receivable	(5,038)	(2,979)
Additions to premises and equipment	(60)	(98)
(Purchase) redemption of Federal Home Loan Bank of N.Y. stock	(277)	717

Net cash provided (used) by investing activities	12,161	(2,013)

Cash flows from financing activities:
Net (decrease) increase in deposits	(21,355)	16,127
Net increase in securities sold under repurchase agreements	—	154
Advances from Federal Home Loan Bank of N.Y.	6,190	—
Repayment of advances from Federal Home Loan Bank of N.Y.	(36)	(15,934)
Net increase in payments by borrowers for taxes and insurance	60	866
Purchase of treasury stock	—	(228)

Net cash (used) provided by financing activities	(15,141)	985

Net (decrease) in cash and cash equivalents	(5,791)	(543)
Cash and cash equivalents-beginning	7,304	5,402

Cash and cash equivalents-ending	$1,513	$4,859

Supplemental information
Cash paid during the period for:
Interest	$1,292	$1,227

Income taxes	$5	$—

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

The Bank is a community and customer-oriented retail savings bank offering residential mortgage loans and traditional deposit products and, to a lesser extent, commercial real estate, small business and consumer loans in Westchester County, New York, and the surrounding areas. The Bank also invests in various types of assets, including securities of various government-sponsored enterprises and mortgage-backed securities. The Bank’s revenues are derived principally from interest on loans, interest and dividends received from its investment securities and fees for bank services. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, funds provided by operations and borrowings from the Federal Home Loan Bank of New York.

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2009 which are in the Company’s Annual Report for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission on December 15, 2009.

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) guidance on subsequent events which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance sets forth the period after the balance sheet date during which management of the reporting entity, should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events that occurred between January 1, 2010 and February 10, 2010, the date these consolidated financial statements were issued.

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

Management’s determination of whether investments, including FHLB stock, are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management’s assessment as to the amount of deferred taxes more likely than not to be realized is based upon future taxable income, which is subject to revision upon updated information.

5. Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s ESOP. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income (loss) per share calculations, if dilutive, using the treasury stock method. Stock options were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share for the three month periods ended December 31, 2009 and 2008 because the exercise price of the stock options was greater than the market price of the Company’s common stock.

6. Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense (in thousands) were as follows:

	Three Months Ended December 31,
	2009	2008

Service cost	$64	$57
Interest cost	53	54
Expected return on plan assets	(35)	(55)
Amortization of prior service cost	1	1
Amortization of unrecognized loss	12	3

Total	$95	$60

On January 28, 2010, the Board of Directors passed a resolution to suspend the accrual of benefits under the defined benefit pension plan, as soon as practical. The suspension is likely to become effective during the three month period ended March 31, 2010 and is expected to reduce annual pension expense by approximately $130,000 for the year ended September 30, 2010 compared to what the expense would have been without such suspension of the accrual of benefits. This suspension is expected to reduce annual pension expense by approximately $300,000 per year thereafter, compared to what the expense would have been without such suspension of the accrual of benefits.

7. Stock Repurchase Programs

On April 17, 2008, the Company’s Board of Directors approved a stock buy back plan that authorized the Company to buy back up to 98,647 shares of the outstanding stock of the Company. The buy back was administered as a 10(b)5-1 plan by Stifel Nicolaus, the Company’s investment banker. Through September 30, 2008, 98,647 shares of the Company’s common stock had been repurchased for $999,000.

On September 25, 2008, the Company’s Board of Directors approved an additional stock buy back plan that authorized the Company to buy back up to 93,715 shares of the outstanding stock of the Company. The buy back plan was administered as a 10(b)5-1 plan by Stifel Nicolaus, the Company’s investment banker. Through September 30, 2009, 93,715 shares of common stock had been repurchased for $661,000. No shares have been repurchased since September 30, 2009.

8. Stock Based Compensation

In November 2009, the Company granted 8,300 options to purchase shares of the Company’s common stock at an exercise price of $7.25 per share. The stock options awarded vest over a five year service period on the anniversary of the grant date. The fair value of each stock option grant is established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions for options granted in November 2009: risk-free interest rate of 3.37%; volatility factor of expected market price of the Company’s common stock of 24.1%; weighted average expected lives of the options of 7 years; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions was $2.49 per option.

The Company recorded compensation expense with respect to stock options of $21,000 during the three month periods ended December 31, 2009 and 2008. Unrecognized compensation associated with stock option grants as of December 31, 2009 was $262,000.

The Company has a Management Recognition Plan (“MRP”). The shares of restricted stock awarded under the MRP vest over a five year service period on the anniversary of the grant date. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the shares covered under the MRP. The Company recognizes compensation expense for the fair value of the shares covered by the MRP on a straight line basis over the requisite service period. In November 2007, 61,701 shares were awarded under the MRP, of which 37,021 were non-vested as of December 31, 2009. In November 2009, 4,150 shares were awarded under the MRP, all of which were non-vested as of December 31, 2009.

The Company recorded compensation expense with respect to such restricted stock of $32,000 and $30,000 during the three months ended December 31, 2009 and 2008. Unrecognized compensation associated with grants of restricted stock as of December 31, 2009 was $394,000.

Note 9 – Securities

Securities available for sale as of December 31, 2009 and September 30, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009
U.S. Government agencies:
Due after one but within five years	$7,989	$32	$—	$8,021
Due after five years	5,819	1	—	5,820
Mortgage-backed securities	26,856	277	15	27,118

	$40,664	$310	$15	$40,959

September 30, 2009
U.S. Government agencies:
Due after one but within five years	$18,415	$174	$—	$18,589
Due after five years	5,861	—	22	5,839
Mortgage-backed securities	33,628	464	33	34,059

	$57,904	$638	$55	$58,487

The age of unrealized losses and fair value of related securities available for sale were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2009
Mortgage-backed securities	$10,303	$15	$4-	$—	$10,303	$15

	$10,303	$15	$—	$—	$10,303	$15

September 30, 2009
U.S. Government agencies	$5,839	$22	$—	$—	$5,839	$22
Mortgage-backed securities	12,212	33	—	—	12,212	33

	$18,051	$55	$—	$—	$18,051	$55

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether the Company has the intent to sell the securities prior to recovery and/or maturity and (ii) whether it is more likely than not that the Company will have to sell the securities prior to recovery and/or maturity. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s consolidated financial statements.

Management does not believe that any of the individual unrealized losses at December 31, 2009 and September 30, 2009, represent an other-than-temporary impairment. The unrealized losses reported on securities at December 31, 2009 relate to three mortgage-backed securities. These unrealized losses are due to changes in interest rates. The Company does not intend to sell these securities and it is not more likely than not that the Company would be required to sell these securities prior to full recovery of fair value to a level which equals or exceeds amortized cost.

All mortgage-backed securities are U.S. Government Agencies backed and collateralized by residential mortgages.

During the three month period ended December 31, 2009, the Company sold, or had called, available for sale securities with a carrying value of $9.9 million, and recognized a gain of $199,000 on such sales. There were no sales of securities available for sale during the three months ended December 31, 2008.

During the three month period ended December 31, 2009, proceeds from sales of securities held to maturity totaled $163,000, including gross gains of $9,000. The securities sold consisted of mortgaged-backed securities on which the Company had already collected more than eighty-five percent of the principal outstanding at the sale date. There were no sales of securities held to maturity during the three month period ended December 31, 2008.

10. Fair Value Measurements

Effective July 1, 2008, the Company adopted FASB’s guidance on fair value measurement. The guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. The guidance clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

Additional guidance concerning the effective date of FASB’s statement on fair value measurement issued in February 2008, delayed the effective date of the guidance for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations. The guidance on fair value measurement describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In addition, the guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at December 31, 2009 and September 30, 2009 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
December 31, 2009
Securities available for sale	$40,959	$—	$40,959	$—

September 30, 2009
Securities available for sale	$58,487	$—	$58,487	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2009 and September 30, 2009:

Cash and Cash Equivalents, Interest Receivable and Interest Payable. The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities. The fair value for debt securities, both available for sale and held to maturity are based on quoted market prices or dealer prices (Level 1), if available. If quoted market prices are not available, fair values are primarily determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Loans Receivable. The fair value of loans receivable is estimated by discounting the future cash flows, using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

Loans Held for Sale. Loans held for sale are carried at estimated fair value in the aggregate, determined based on actual amounts subsequently realized after the balance sheet date, or estimates of amounts to be subsequently realized, based on actual amounts realized for similar loans.

Deposits. The fair value of demand, savings and club accounts is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using market rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market.

Advances from FHLB. Fair value is estimated using rates currently offered for advances of similar remaining maturities.

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at December 31, 2009 or September 30, 2009.

The carrying amounts and estimated fair values of financial instruments are as follows:

	December 31, 2009		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,513	$1,513	$7,304	$7,304
Securities available for sale	40,959	40,959	58,487	58,487
Securities held to maturity	—	—	156	172
Loans held for sale	1,942	1,942	635	635
Loans receivable	174,222	183,196	169,293	181,596
Accrued interest receivable	1,001	1,001	976	976

Financial liabilities:
Deposits	163,032	163,618	184,387	184,951
FHLB Advances	40,880	43,042	34,726	37,533
Accrued interest payable	349	349	649	649

Off-balance sheet financial instruments	—	—	—	—

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

12. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB of New York is carried at cost as of December 31, 2009 and September 30, 2009.

Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge was necessary related to the FHLB stock as of December 31, 2009.

13. Recent Accounting Pronouncements

In February 2008, the FASB issued guidance concerning accounting for transfers of financial assets and repurchase financing transactions. This guidance addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The guidance includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The guidance is effective for fiscal years beginning after November 15, 2008 and applies only to original transfers made after that date; early adoption will not be allowed. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued guidance concerning disclosures about derivative instruments and hedging activities, an amendment to previous guidance on the topic. This guidance requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. This guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of the previous guidance has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The guidance is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued guidance concerning determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under guidance concerning goodwill and other intangible assets. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under guidance concerning goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under guidance concerning business combinations, and other GAAP. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued guidance concerning accounting for transfers of financial assets, an amendment to previous guidance on the topic. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this guidance amends previous guidance concerning accounting for transfers and servicing of financial assets and extinguishments of liabilities by removing the concept of a qualifying special-purpose entity from previous guidance on transfers and servicing and removes the exception from applying previous guidance on transfers and servicing to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in previous guidance. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued guidance requiring an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance also amends previous guidance to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In August 2009, FASB issued guidance updating fair value measurements and disclosures. This guidance amends prior guidance to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using (1) a valuation technique that uses a quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets, or (2) another valuation technique that is consistent with the principals of FASB guidance. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level I fair value measurements. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance on transfers and servicing of financial assets which improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance on accounting for distributions to shareholders with components of stock and cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update is effective for interim and annual periods ending on or after December 15, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB has issued guidance regarding fair value measurements and disclosures which requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and, in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this guidance clarifies the requirements of the existing disclosures such that for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and, a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level

3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors including those set forth in Part 1, Item 1 – Description of Business – Risk Factors of our Form 10-K for the year ended September 30, 2009 which was filed with the Securities and Exchange Commission on December 15, 2009, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

The Company’s net interest income may be affected by market interest rate changes. Local market conditions and liquidity needs of other financial institutions can have a dramatic impact on the interest rates offered to attract deposits. During portions of the last two fiscal years, changes in short-term interest rates did not result in corresponding changes in long-term interest rates, and local market conditions resulted in relatively high certificate of deposit interest rates and lower interest rates on loans. The effect of this interest rate environment did, and could in the future, continue to decrease the Company’s ability to invest deposits and reinvest proceeds from loan and investment repayments at higher interest rates. During portions of the past two fiscal years, the Company’s cost of funds did not change proportionally to its yield on loans and investments, due to the longer-term nature of its interest-earning assets, the yield curve environment and higher interest rates on deposits resulting from liquidity needs of other financial institutions.

In order to grow and diversify, the Company seeks to continue to increase its multi-family, non-residential, construction, home equity and commercial loans by targeting these markets in Westchester County and the surrounding areas as a means to increase the yield on and diversify its loan portfolio, build transactional deposit account relationships and, depending on market conditions, sell the fixed-rate residential real estate loan originations to a third party in order to diversify its loan portfolio, increase non-interest income and reduce interest rate risk.

To the extent the Company increases its investment in construction or development, consumer and commercial loans, which are considered greater risks than one-to-four-family residential loans, the Company’s provision for loan losses may increase to reflect this increased risk, which could cause a reduction in the Company’s income.

Business Strategy

The Company seeks to differentiate itself from its competition by providing superior, highly personalized and prompt service, local decision making and competitive fees and rates to its customers. Historically, the Bank has been a community-oriented retail savings bank offering residential mortgage loans and traditional deposit products and, to a lesser extent, commercial real estate, small business and consumer loans in Westchester County and the surrounding areas. The Company has adopted a strategic plan that focuses on growth in the loan portfolio into higher yield multi-family, non-residential, construction and commercial loan markets. The Company’s strategic plan also calls for increasing deposit relationships and broadening its product lines and services. The Company believes that this business strategy is best for its long-term success and viability, and complements its existing commitment to high quality customer service.

Comparison of Financial Condition at December 31, 2009 to September 30, 2009

Total assets decreased by $15.9 million, or 6.5%, to $227.3 million at December 31, 2009 from $243.2 million at September 30, 2009. Proceeds from the sale of securities and cash equivalents and advances from FHLB were used to fund increases in loans and declines in retail deposits in the three months ended December 31, 2009. In the three months ended December 31, 2009, cash and cash equivalents decreased by $5.8 million, and securities decreased by $17.7 million as a result of the need to fund loan increases and retail deposit decreases. Available for sale securities consist principally of notes, bonds and mortgage-backed securities of the US Government and US Government Agencies.

Loans receivable were $174.2 million and $169.3 million at December 31, 2009 and September 30, 2009, respectively, representing an increase of $4.9 million, or 2.9%. The increase in loans resulted principally from a $3.6 million increase in non-residential real estate mortgage loans and to a lesser degree, one-to-four-family mortgages and home equity lines of credit.

While the banking industry has seen increases in loan delinquencies and defaults over the past year, particularly in the subprime sector, the Company has not experienced significant losses in its loan portfolio due primarily to its conservative underwriting policies. As of December 31, 2009 and September 30, 2009, the Company had $1.7 million of non-performing loans which are in process of foreclosure, and are considered impaired and have been placed on non-accrual status. The impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. As of December 31, 2009 and September 30, 2009, the allowance for loan losses was 0.46% and 0.44% of loans outstanding, respectively. There were no loans charged off or recoveries in the quarter ended December 31, 2009. Despite a weak economy nationally as well as in our primary market area, there was no material shift in the loan portfolio, loss experience, or other factors affecting the Bank. As a result of the deterioration of economic conditions in the Company’s primary market area $60,000 was added to the allowance for loan losses in the quarter ended December 31, 2009.

In the quarter ended December 31, 2009, the $1.1 million increase in other assets related principally to the required prepayment of FDIC insurance payments for the three year period ending December 31, 2012.

Deposits decreased by $21.4 million, or 11.6%, from $184.4 million as of September 30, 2009 to $163.0 million as of December 31, 2009. The decrease in deposits was funded from the sale of securities, cash equivalents and FHLB borrowings. The decrease in deposits resulted from withdrawals of promotional short-term certificate of deposits offered in conjunction with the opening of the Mount Kisco branch.

Borrowings from FHLB increased to $40.9 million as of December 31, 2009 from $34.7 million as of September 30, 2009 as overnight borrowings were used to fund deposit decreases.

Stockholders’ equity decreased $19,000 from September 30, 2009 to December 31, 2009 as a result of an increase in the accumulated other comprehensive loss which was caused by selling available for sale securities which had unrealized gains as of September 30, 2009 offset in part by net income for the period and additions to equity resulting from accounting for stock based compensation and the ESOP

Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008

General. The Company had net income of $102,000 for the three months ended December 31, 2009, compared to a net loss of $1,000 for the three months ended December 31, 2008. The improvement primarily reflects an increase in net interest income and higher non-interest income, partially offset by increases in the allowance for loan losses and non-interest expense.

In April 2009, the Company opened a new branch in Mount Kisco, New York. This new branch has caused operating expenses to increase. Until deposits and the investment of these deposits in interest-earning assets at this new branch reach a sufficient level, this new branch is likely to have a negative impact on earnings. In the three months ended December 31, 2009, direct operating expenses of the Mount Kisco branch were $155,000.

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

	Three Months Ended December 31,
	2009			2008
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$170,883	$2,515	5.89%	$183,234	$2,735	5.97%
Securities(2)	52,618	309	2.35%	10,210	107	4.19%
Other interest-earning assets(3)	3,885	29	2.99%	3,021	21	2.78%

Total interest-earning assets	227,386	2,853	5.02%	196,465	2,863	5.83%

Non interest-earning assets	7,822			5,671

Total assets	$235,208			$202,136

Interest-bearing liabilities:
Demand deposits	$28,683	73	1.02%	$9,829	43	1.75%
Savings and club accounts	41,093	41	0.40%	36,722	37	0.40%
Certificates of deposit	83,444	439	2.10%	81,609	722	3.54%
Borrowed money(4)	44,135	439	3.98%	38,639	475	4.92%

Total interest-bearing liabilities	197,355	992	2.01%	166,799	1,277	3.06%

Non interest-bearing deposits	14,584			11,847
Other liabilities	2,572			1,863

Total liabilities	214,511			180,509
Total stockholders’ equity	20,697			21,627

Total liabilities and stockholders’ equity	$235,208			$202,136

Interest rate spread		$1,861	3.01%		$1,586	2.77%

Net interest-earning assets/net interest margin	$30,031		3.27%	$29,666		3.23%

Ratio of interest-earning assets to interest-bearing liabilities		1.15x			1.18x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Held to maturity securities included at amortized cost and available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, stock of Federal Home Loan Bank of NY and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds, FHLB advances and securities sold under agreements to repurchase.

Interest Income. Interest income of $2.9 million for the three months ended December 31, 2009, was essentially unchanged from the three months ended December 31, 2008. The minor decrease in interest income was due to a decrease of $220,000 in interest income from loans, offset by a $210,000 increase in interest income from securities and other interest-earning assets.

Interest income from loans decreased by $220,000 to $2.5 million for the three months ended December 31, 2009 from $2.7 million for the three months ended December 31, 2008. The decrease was due to a $12.4 million, or 6.7%, decrease in the average balance of loans to $170.9 million in the three months ended December 31, 2009 from $183.2 million in the three months ended December 31, 2008, and by an 8 basis point decrease in the average yield to 5.89% from 5.97%, reflecting lower market rates and the prepayment of loans with higher than market interest rates. The decrease in average loan balances was principally due to normal amortization and prepayments of loan balances and from the decision to sell most conventional one-to-four-family residential mortgage originations into the secondary market, to generate non-interest income and reduce interest rate risk. Lower loan volume decreased interest income by $184,000 while the lower interest rates reduced interest income by $36,000.

Interest income from securities increased by $202,000 to $309,000 for the three months ended December 31, 2009 from $107,000 for the three months ended December 31, 2008. The increase in interest income from securities was attributable to higher average balances, which increased interest income by $268,000, offset in part by lower yields on the securities portfolio which reduced interest income by $66,000. The increase in the average balances of securities was due to funds from deposit inflows used to purchase short to intermediate-term available-for-sale securities, principally notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies which caused the average balance of securities to increase by $42.4 million in the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

Interest Expense. Interest expense decreased by $285,000, or 22.3%, to $1.0 million in the three months ended December 31, 2009 compared to $1.3 million in the comparable 2008 period. Interest on demand deposits increased $30,000 as a result of higher average balances, offset in part by lower interest rates paid on those deposits. Interest on savings and clubs increased by $4,000 as a result of higher average balances in the three months ended December 31, 2009 compared to the comparable 2008 period. The increase in interest-bearing demand deposits and savings deposits resulted principally from transfers from the certificate of deposit category to demand and savings accounts. Promotional interest rates on certificates of deposit in connection with the opening of the Mount Kisco branch resulted in an increase in the average balance of $1.8 million, to $83.4 million for the three months ended December 31, 2009 compared to $81.6 million for the three months ended December 31, 2008. Interest expense on certificates of deposit was $283,000 lower in the three months ended December 31, 2009 compared to the comparable 2008 period as a result of higher average balances causing an increase of $16,000, which was more than offset by the impact of lower interest rates of $299,000. Higher average balances of FHLB borrowings caused the interest expense on borrowed money to increase by $62,000 in the three months ended December 31, 2009 compared to the comparable 2008 period while lower interest rates reduced interest expense by $98,000 in the 2009 period.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 3.06% in the quarter ended December 31, 2008 to 2.01% in the comparable 2009 period. Of the $285,000 decrease in interest expense, growth in volume of interest-bearing liabilities caused the expense to increase by $136,000, which was more than offset by a decrease in interest expense caused by lower interest rates of $421,000 in the three months ended December 31, 2009 compared to the comparable 2008 period.

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

	Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$(184)	$(36)	$(220)
Securities	268	(66)	202
Other interest-earning assets	6	2	8

Total interest-earning assets	90	(100)	(10)

Interest-bearing liabilities:
Demand deposits	54	(24)	30
Savings and club accounts	4	—	4
Certificates of deposit	16	(299)	(283)
Borrowed money	62	(98)	(36)

Total interest-bearing liabilities	136	(421)	(285)

Net interest income	$(46)	$321	$275

Net Interest Income. Net interest income increased $275,000, or 17.3%, to $1.9 million for the three months ended December 31, 2009 from $1.6 million for the three months ended December 31, 2008. Increases in average interest-earning assets, net of lower yields on those assets in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 were partially offset by increases in the average deposit and borrowing balances, net of a decrease in the cost of interest-bearing liabilities.

Provision for Loan Losses. The allowance for loan losses was $809,000, or 0.46% of gross loans outstanding, at December 31, 2009 compared to $749,000, or 0.44% of gross loans outstanding, at September 30, 2009. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of December 31, 2009 and September 30, 2009, the Company had $1.7 million of non-performing loans which were in process of foreclosure, and were considered impaired and have been placed on non-accrual status. None of these impaired loans is subject to a specific reserve. As a result of the deterioration of economic conditions in the Company’s primary market area during the three months ended December 31, 2009, $60,000 was added to the allowance for loan losses. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end.

Non-interest Income. Non-interest income of $350,000 in the three months ended December 31, 2009 was higher than the $78,000 in the comparable 2008 period as a result of $208,000 of gains on securities sold and a $72,000 increase in gains on loans originated for sale resulting from higher loan sales volume.

Non-interest Expenses. Non-interest expenses were $2.0 million and $1.7 million for the three months ended December 31, 2009 and 2008, respectively, representing an increase of $319,000, or 19.3%. An increase of $116,000 during the three months ended December 31, 2009 in salaries and employee benefits resulted principally from additional staff for the new Mount Kisco branch and higher pension expense. Higher occupancy and equipment costs of $86,000 and $32,000, respectively, resulted principally from the new Mount Kisco branch which opened in 2009 and higher computer processing costs, including the cost of on-line banking and bill pay services. FDIC insurance premiums in the three months ended December 31, 2009 were $63,000 higher than in the three months ended December 31, 2008 as a result of higher regular assessment rates and the impact of higher deposit balances. Directors’ fees increased by $23,000 in the three month period ended December 31, 2009 compared to the three month ended December 31, 2008 as a result of an additional board meeting and more committee meetings in the 2009 period as well as a newly instituted annual retainer for the Chairman of the Board in the 2009 period.

Income Tax Expense. Income tax expense was $78,000 in the three months ended December 31, 2009 compared to $13,000 in the comparable 2008 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended December 31, 2009 and 2008 was different than the statutory rate as a result of providing for New York State minimum taxes and certain non-deductible expenses.

Management of Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a significant portion of its assets and liabilities. Fluctuations in interest rates will also affect the market value of interest-earning assets and liabilities, other than those which possess a short-term maturity. Interest rates are highly sensitive to factors that are beyond the Company’s control, including general economic conditions, inflation, changes in the slope of the interest rate yield curve, monetary and fiscal policies of the federal government and the regulatory policies of government authorities. Due to the nature of the Company’s operations, it is not subject to foreign currency exchange or commodity price risk. Instead, the Company’s loan portfolio, concentrated in Westchester County is subject to the risks associated with the economic conditions prevailing in its market area.

The primary goals of the Company’s interest rate management strategy are to determine the appropriate level of risk given the business strategy and then manage that risk so as to reduce the exposure of the Company’s net interest income to fluctuations in interest rates. Historically, the Company’s lending activities have been dominated by one-to-four-family real estate mortgage loans. The primary source of funds has been deposits and FHLB borrowings which have substantially shorter terms to maturity than the loan portfolio. As a result, the Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to selling fixed rate one-to-four-family mortgage loan originations, emphasizing investments with short- and intermediate-term maturities of less than five years and borrowing term funds from FHLB.

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

Net Interest Income at Risk

The Company uses a simulation model to monitor interest rate risk. This model reports the net interest income and net economic value at risk under different interest rate environments. Specifically, an analysis is performed of changes in net interest income assuming changes in interest rates, both up and down, from current rates over the three year period following the current financial statements. The changes in interest income and interest expense due to changes in interest rates reflect the interest sensitivity of the Company’s interest-earning assets and interest-bearing liabilities.

The table below sets forth the latest available estimated changes in net interest income, as of September 30, 2009, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
300	$7,280	$(510)	-6.5%
200	7,512	(278)	-3.6%
100	7,701	(89)	-1.1%
0	7,790	—	—
-100	7,788	(2)	0.0%

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

The Company’s primary sources of funds are deposits, the Certificate of Deposit Account Registry Service, or “CDARS” network, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and borrowing agreements which exist with the FHLB and the Federal Reserve which provide an additional source of funds. At December 31, 2009 and September 30, 2009, the Company had $40.9 million and $34.7 million of advances from the FHLB, respectively, and no CDARS or brokered deposits.

In the three months ended December 31, 2009, net cash used by operating activities was $2.8 million, compared to net cash provided by operating activities of $485,000 in the same period in 2008. In the three months ended December 31, 2009 and 2008, the net income (loss) included non-cash expenses of $282,000 and $194,000, respectively. Loans originated for resale, net of proceeds from loans sold used $1.3 million of cash in the three months ended December 31, 2009 and provided $14,000 of cash in the same period in 2008. In order to reduce sensitivity to interest rate risk, provide for additional liquidity and enhance non-interest income, the Company began selling most of its one-to-four-family loan originations in late 2008. The increase in other assets in the three month period ended December 31, 2009 resulted principally from to the required prepayment of FDIC insurance premiums for the three year period ending December 31, 2012.

In the three months ended December 31, 2009, investing activities provided $12.2 million of cash, compared to a use of $2.0 million of cash in 2008. In the three months ended December 31, 2009, sales of securities, along with maturities, calls and repayments provided $17.5 million of cash and net increases in loans used $5.0 million of cash. During the three month period ended December 31, 2009, proceeds from sales of securities held to maturity totaled $163,000, including gross gains of $9,000. The securities sold consisted of mortgaged-backed securities on which the Company had already collected more than eighty five percent of the principal outstanding at the sale date. There were no sales of securities held to maturity during the three month period ended December 31, 2008. In the three months ended December 31, 2008, net investment repayments provided $347,000 of cash and net increases in loans used $3.0 million of cash.

Net cash used by financing activities was $15.1 million in the three months ended December 31, 2009 compared to net cash provided from financing activities of $1.0 million in the three months ended December 31, 2008. In the three months ended December 31, 2009, decreases in deposits used $21.4 million of cash, while providing $16.1 million of cash in the three months ended December 31, 2008. Borrowings from FHLB provided $6.2 million of cash in the three months ended December 31, 2009 while repayment of FHLB borrowings used $15.9 million of cash in the three months ended December 31, 2008.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 was used for 2010. That rate was increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation also assumes a 5 percent annual deposit growth rate, increased quarterly, through the end of 2012. Under the final rule, an institution accounts for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009. Subsequently, each institution will record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution will resume paying and accounting for quarterly deposit insurance assessments as they do currently. Under the final rule, the FDIC stated that its requirement for prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during 2010, 2011, 2012, or thereafter, pursuant to notice-and-comment rulemaking procedures provided by statute, and therefore, continued actions by the FDIC could significantly increase the Bank’s noninterest expense in fiscal 2010 and for the foreseeable future. Additional FDIC special assessments or other regulatory changes impacting the financial services industry could negatively effect the Company’s liquidity and financial results in future periods.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of December 31, 2009, the Company had cash and cash equivalents of $1.5 million and available for sale securities of $41.0 million. At December 31, 2009, the Company has outstanding commitments to originate loans of $11.3 million and $10.7 million of undisbursed funds from approved lines of credit, principally under a homeowners’ equity line of credit lending program. Certificates of deposit scheduled to mature in one year or less at December 31, 2009, totaled $66.7 million. Management believes that, based upon its experience and the Company’s deposit flow history, a significant portion of such deposits will remain with the Company.

On April 17, 2008 and September 25, 2008, the Company’s Board of Directors approved stock buy back plans that authorized the Company to buy back up to 98,647 and 93,715 shares of the outstanding stock of the Company, respectively. The buy backs were administered as 10(b)5-1 plans by Stifel Nicolaus, the Company’s investment banker. Through September 30, 2009, 98,647 shares of the Company’s common stock had been purchased for $999,000 under the first plan and 93,715 shares of common stock had been repurchased for $661,000 under the second plan. During the three month period ended December 31, 2009, no shares of common stock were repurchased.

The Company has an overnight line of credit and a one month overnight repricing line of credit commitment with the FHLB of NY totaling $28.5 million, which expire on August 10, 2010, of which $6.2 million was in use at December 31, 2009. The Company’s overall credit exposure at the FHLB of NY cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loan and securities pledged as collateral.

The following table sets forth the Bank’s capital position at December 31, 2009, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$18,121	16.13%	$	≥8,987	≥8.00%	$	≥11,234	≥10.00%
Core (Tier 1) capital (to risk-weighted assets)	17,312	15.41		N/A	N/A		≥6,740	≥6.00
Core (Tier 1) capital (to total adjusted assets)	17,312	7.66		≥9,045	≥4.00		≥11,307	≥5.00
Tangible capital (to total adjusted assets)	17,312	7.66		≥3,392	≥1.50		N/A	N/A

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

Item 4. Controls and Procedures

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

CMS Bancorp, Inc.

Date: February 10, 2010	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: February 10, 2010	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer