Form 10-Q
period 2010-03-31
CMS Bancorp, Inc.
filed 2010-05-10
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              To

Commission File Number: 001-33322

CMS Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8137247
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company).	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2010 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2010	September 30, 2009
	(Dollars in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$741	$1,008
Interest-bearing deposits	1,173	6,296

Total cash and cash equivalents	1,914	7,304
Securities available for sale	40,032	58,487
Securities held to maturity, estimated fair value of $0 and $172, respectively	—	156
Loans held for sale	559	635
Loans receivable, net of allowance for loan losses of $807 and $749, respectively	175,940	169,293
Premises and equipment	3,021	3,119
Federal Home Loan Bank of New York stock	2,191	1,938
Interest receivable	940	976
Other assets	2,520	1,256

Total assets	$227,117	$243,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$13,924	$16,607
Interest bearing	147,991	167,780

	161,915	184,387
Advances from Federal Home Loan Bank of New York	40,353	34,726
Advance payments by borrowers for taxes and insurance	1,427	668
Other liabilities	2,483	2,470

Total liabilities	206,178	222,251

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, authorized shares: 7,000,000; shares issued: 2,055,165; shares outstanding: 1,862,803	21	21
Additional paid in capital	18,145	18,045
Retained earnings	6,412	6,345
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,480)	(1,507)
Accumulated other comprehensive loss	(499)	(331)

Total stockholders’ equity	20,939	20,913

Total liabilities and stockholders’ equity	$227,117	$243,164

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,512	$2,658	$5,016	$5,393
Securities	231	153	540	260
Other interest-earning assets	52	15	92	36

Total interest income	2,795	2,826	5,648	5,689

Interest expense:
Deposits	456	808	1,009	1,610
Mortgage escrow funds	6	7	11	9
Borrowings, short term	5	2	13	11
Borrowings, long term	418	384	844	848

Total interest expense	885	1,201	1,877	2,478

Net interest income	1,910	1,625	3,771	3,211
Provision for loan losses	—	30	60	30

Net interest income after provision for loan losses	1,910	1,595	3,711	3,181

Non-interest income:
Fees and service charges	53	49	107	109
Net gain on sale of loans	90	20	176	34
Net gain on sale of securities	—	—	208	—
Other	5	25	7	29

Total non-interest income	148	94	498	172

Non-interest expense:
Salaries and employee benefits	1,037	938	2,080	1,866
Net occupancy	302	209	587	408
Equipment	177	154	350	295
Professional fees	239	95	375	239
Advertising	26	40	74	77
Federal insurance premiums	67	16	135	21
Directors’ fees	58	47	109	74
Other insurance	21	19	39	36
Bank charges	20	22	39	45
Other	159	115	289	246

Total non-interest expense	2,106	1,655	4,077	3,307

Income (loss) before income taxes	(48)	34	132	46
Income tax expense (benefit)	(13)	19	65	32

Net income (loss)	$(35)	$15	$67	$14

Net income (loss) per common share
Basic and diluted	$(0.02)	$0.01	$0.04	$0.01

Weighted average number of common shares outstanding
Basic and diluted	1,698,019	1,733,893	1,697,327	1,754,749

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$(35)	$15	$67	$14

Other comprehensive income (loss):
Gross unrealized holding gains (losses) on securities available for sale	47	160	(42)	207
Gross unrealized holding gains on available for sale securities transferred to income on sale or call of securities	—	—	(199)	—
Retirement plan	(22)	(9)	(39)	(13)

	25	151	(280)	194
Deferred income taxes	9	60	(112)	76

Other comprehensive income (loss) net of income taxes	16	91	(168)	118

Comprehensive income (loss)	$(19)	$106	$(101)	$132

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$67	$14
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation of premises and equipment	188	152
Amortization and accretion, net	172	90
Provision for loan losses	60	30
Deferred income taxes	(94)	72
ESOP expense	20	19
Stock option expense	43	42
Restricted stock award expense	64	62
Net gain on sale of securities	(208)	—
Net gain on sale of loans	(176)	(34)
Loans originated for resale	(8,663)	(2,069)
Proceeds from sale of loans originated for sale	8,915	1,682
Decrease (increase) in interest receivable	36	(81)
(Increase) in other assets	(1,058)	(101)
(Decrease) in accrued interest payable	(303)	(10)
Increase (decrease) in other liabilities	277	(329)

Net cash used by operating activities	(660)	(461)

Cash flows from investing activities:
Proceeds from sale of securities available for sale	10,114	2,000
Proceeds from sale of securities held to maturity	163	—
Purchase of securities available for sale	(11,023)	(15,749)
Principal repayments and calls on securities available for sale	19,236	839
Principal repayments on securities held to maturity	2	12
Net (increase) decrease in loans receivable	(6,793)	1,480
Additions to premises and equipment	(90)	(556)
(Purchase) redemption of Federal Home Loan Bank of N.Y. stock	(253)	356

Net cash provided (used) by investing activities	11,356	(11,618)

Cash flows from financing activities:
Net (decrease) increase in deposits	(22,472)	16,378
Net decrease in securities sold under repurchase agreements	—	(614)
Advances from Federal Home Loan Bank of N.Y.	5,700	—
Repayment of advances from Federal Home Loan Bank of N.Y.	(73)	(7,919)
Net increase in payments by borrowers for taxes and insurance	759	566
Purchase of treasury stock	—	(501)

Net cash (used) provided by financing activities	(16,086)	7,910

Net decrease in cash and cash equivalents	(5,390)	(4,169)
Cash and cash equivalents-beginning	7,304	5,402

Cash and cash equivalents-ending	$1,914	$1,233

Supplemental information
Cash paid during the period for:
Interest	$2,180	$2,488

Income taxes	$18	$—

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

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months and six months ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2009 which are in the Company’s Annual Report for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission on December 15, 2009.

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) guidance on subsequent events which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance sets forth the period after the balance sheet date during which management of the reporting entity, should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events that occurred after March 31, 2010 and through the date these consolidated financial statements were issued.

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

5. Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s ESOP. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income (loss) per share calculations, if dilutive, using the treasury stock method. All outstanding stock options were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share for the three month and six month periods ended March 31, 2010 and 2009.

6. Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense (in thousands) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(In thousands)
Service cost	$28	$50	$91	$107
Interest cost	73	49	123	103
Expected return on plan assets	(48)	(48)	(83)	(103)
Amortization of prior service cost	6	1	8	2
Amortization of unrecognized loss	16	8	31	11

Total	$75	$60	$170	$120

On January 28, 2010, the Board of Directors passed a resolution to suspend the accrual of benefits under the Company’s defined benefit pension plan. The suspension became effective during the three month period ended March 31, 2010 and is expected to reduce annual pension expense by approximately $165,000 for the year ended September 30, 2010 compared to what the expense would have been without such suspension of the accrual of benefits. This suspension is expected to reduce annual pension expense by approximately $300,000 per year thereafter, compared to what the expense would have been without such suspension of the accrual of benefits.

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

8. Stock Based Compensation

In November 2009, the Company granted 8,300 options to purchase shares of the Company’s common stock at an exercise price of $7.25 per share. The stock options awarded vest over a five year service period based on the anniversary of the grant date. The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions for options granted in November 2009: risk-free interest rate of 3.37%; volatility factor of expected market price of the Company’s common stock of 24.1%; weighted average expected lives of the options of 7 years; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions was $2.49 per option.

The Company recorded compensation expense with respect to stock options of $22,000 and $21,000 during the three month periods ended March 31, 2010 and 2009, respectively, and $43,000 and $42,000 during the six month periods ended March 31, 2010 and 2009, respectively. Unrecognized compensation associated with stock option grants as of March 31, 2010 was $241,000.

The Company has a Management Recognition Plan (“MRP”). The shares of restricted stock awarded under the MRP vest over a five year service period based on the anniversary of the grant date. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the shares covered under the MRP. The Company recognizes compensation expense for the fair value of the shares covered by the MRP on a straight line basis over the requisite service period. In November 2007, 61,701 shares of restricted stock were awarded under the MRP, of which 37,021 were non-vested as of March 31, 2010. In November 2009, 4,150 shares of restricted stock were awarded under the MRP, all of which were non-vested as of March 31, 2010.

The Company recorded compensation expense with respect to such restricted stock of $32,000 during the three month periods ended March 31, 2010 and 2009, and $64,000 and $62,000 during the six month periods ended March 31, 2010 and 2009, respectively. Unrecognized compensation associated with grants of restricted stock as of March 31, 2010 was $361,000.

Note 9 – Securities

Securities available for sale as of March 31, 2010 and September 30, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2010
U.S. Government agencies:
Due after one but within five years	$12,006	$33	$29	$12,010
Due after five years	4,048	7	25	4,030
Mortgage-backed securities	23,636	356	—	23,992

	$39,690	$396	$54	$40,032

September 30, 2009
U.S. Government agencies:
Due after one but within five years	$18,415	$174	$—	$18,589
Due after five years	5,861	—	22	5,839
Mortgage-backed securities	33,628	464	33	34,059

	$57,904	$638	$55	$58,487

The age of unrealized losses and fair value of related securities available for sale were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2010
U.S. government agencies	$10,968	$54	$—	$—	$10,968	$54

	$10,968	$54	$—	$—	$10,968	$54

September 30, 2009
U.S. Government agencies	$5,839	$22	$—	$—	$5,839	$22
Mortgage-backed securities	12,212	33	—	—	12,212	33

	$18,051	$55	$—	$—	$18,051	$55

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

Management does not believe that any of the individual unrealized losses at March 31, 2010 and September 30, 2009, represent an other-than-temporary impairment. The unrealized losses reported on securities at March 31, 2010 relate to three U.S. government Agency securities. These unrealized losses are due to changes in interest rates. The Company does not intend to sell these securities and it is not more likely than not that the Company would be required to sell these securities prior to full recovery of fair value to a level which equals or exceeds amortized cost.

All mortgage-backed securities are U.S. Government Agencies backed and collateralized by residential mortgages.

During the three month period ended December 31, 2009, the Company sold, or had called, available for sale securities with a carrying value of $9.9 million, and recognized a gain of $199,000 on such sales. There were no sales of securities available for sale during the three months ended March 31, 2010, or during the three months or six months ended March 31, 2009.

During the three month period ended December 31, 2009, proceeds from sales of securities held to maturity totaled $163,000, including gross gains of $9,000. The securities sold consisted of mortgaged-backed securities on which the Company had already collected more than eighty-five percent of the principal outstanding at the sale date. There were no sales of securities held to maturity during the three month period ended March 31, 2010, or during the three months or six months ended March 31, 2009.

10. Fair Value Measurements

U.S. GAAP has established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and counterparty creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective value or reflective of future values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

In addition, the guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at March 31, 2010 and September 30, 2009 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
March 31, 2010
Securities available for sale	$40,032	$—	$40,032	$—

September 30, 2009
Securities available for sale	$58,487	$—	$58,487	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at March 31, 2010 and September 30, 2009:

Cash and Cash Equivalents, Interest Receivable and Interest Payable. The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities. The fair value for debt securities, both available for sale and held to maturity are based on quoted market prices or dealer prices (Level 1), if available. If quoted market prices are not available, fair values are determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at March 31, 2010 or September 30, 2009.

The carrying amounts and estimated fair values of financial instruments are as follows:

	March 31, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$1,914	$1,914	$7,304	$7,304
Securities available for sale	40,032	40,032	58,487	58,487
Securities held to maturity	—	—	156	172
Loans held for sale	559	559	635	635
Loans receivable	175,940	188,506	169,293	181,596
Accrued interest receivable	940	940	976	976

Financial liabilities:
Deposits	161,915	162,449	184,387	184,951
FHLB Advances	40,353	42,244	34,726	37,533
Accrued interest payable	346	346	649	649

Off-balance sheet financial instruments	—	—	—	—

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

12. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB of New York is carried at cost as of March 31, 2010 and September 30, 2009. Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge was necessary related to the FHLB stock as of March 31, 2010.

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

In June 2009, the FASB issued guidance concerning accounting for transfers of financial assets, an amendment to previous guidance on the topic. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this guidance amends previous guidance concerning accounting for transfers and servicing of financial assets and extinguishments of liabilities by removing the concept of a qualifying special-purpose entity from previous guidance on transfers and servicing and removes the exception from applying previous guidance on transfers and servicing to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in previous guidance. This guidance is effective for fiscal years beginning after November 15, 2009. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued guidance requiring an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance also amends previous guidance to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

The FASB issued guidance relating to Derivatives and Hedging and the scope exception related to embedded credit derivatives. The FASB believes this guidance clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this guidance are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010, and is not expected to have a material impact on the Company’s consolidated financial statements.

During the quarter ended March 31, 2010, the FASB issued amended guidance which was effective upon issuance, to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

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

Comparison of Financial Condition at March 31, 2010 to September 30, 2009

Total assets decreased by $16.0 million, or 6.6%, to $227.1 million at March 31, 2010 from $243.2 million at September 30, 2009. Proceeds from the sale and call of securities, cash and cash equivalents and advances from FHLB were used to fund increases in loans and declines in retail deposits in the six months ended March 31, 2010. In the six months ended March 31, 2010, cash and cash equivalents decreased by $5.4 million, and securities decreased by $18.6 million as a result of the need to fund loan increases and retail deposit decreases. Securities consist principally of notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies.

Loans receivable were $175.9 million and $169.3 million at March 31, 2010 and September 30, 2009, respectively, representing an increase of $6.6 million, or 3.9%. The increase in loans resulted principally from a $7.6 million increase in non-residential real estate mortgage loans and to a lesser degree, higher usage of home equity lines of credit, offset in part by normal amortization and prepayments of one-to-four-family mortgages.

Despite recent positive trends in the economy, the banking industry in general has seen increases in loan delinquencies and defaults over the past two years, particularly in the subprime sector. The Company however has not experienced significant delinquencies or losses in its loan portfolio due primarily to its conservative underwriting policies. As of March 31, 2010 and September 30, 2009, the Company had $1.7 million of non-performing loans which are in process of foreclosure, and are considered impaired and have been placed on non-accrual status. The impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. As of March 31, 2010 and September 30, 2009, the allowance for loan losses was 0.46% and 0.44% of loans outstanding, respectively. There were $2,000 of loans charged off in the six months ended March 31, 2010. Despite a weak economy nationally as well as in our primary market area, there was no material shift in the loan portfolio, loss experience, or other factors affecting the Bank in the six months ended March 31, 2010. As a result of the deterioration of economic conditions in the Company’s primary market area $60,000 was added to the allowance for loan losses in the six months ended March 31, 2010.

In the six months ended March 31, 2010, the $1.3 million increase in other assets related principally to the required prepayment of FDIC insurance payments for the three year period ending December 31, 2012.

Deposits decreased by $22.5 million, or 12.2%, from $184.4 million as of September 30, 2009 to $161.9 million as of March 31, 2010. The decrease in deposits was funded from repayments and sales of securities, cash equivalents and FHLB borrowings. The decrease in deposits resulted from withdrawals of promotional short-term certificate of deposits offered in conjunction with the opening of the Mount Kisco branch, principally during the quarter ended December 31, 2009.

Borrowings from FHLB increased to $40.4 million as of March 31, 2010 from $34.7 million as of September 30, 2009 as overnight borrowings were used to fund deposit decreases.

Stockholders’ equity increased $26,000 from September 30, 2009 to March 31, 2010 as a result of net income for the period and additions to equity resulting from accounting for stock based compensation and the ESOP partially offset by an increase in the accumulated other comprehensive loss which was caused by selling available for sale securities which had unrealized gains as of September 30, 2009.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General. The Company recorded a net loss of $35,000 for the three months ended March 31, 2010, compared to net income of $15,000 for the three months ended March 31, 2009. The change primarily reflects an increase in non-interest expense, partially offset by increases in net interest income and non-interest income.

In April 2009, the Company opened a new branch in Mount Kisco, New York. This new branch resulted in operating expense increases. Until deposits and the investment of these deposits in interest-earning assets at this new branch reach a sufficient level, this new branch is likely to have a negative impact on earnings. In the three months ended March 31, 2010, direct operating expenses of the Mount Kisco branch were $147,000.

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

	Three Months Ended March 31,
	2010			2009
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$172,690	$2,512	5.82%	$181,286	$2,658	5.86%
Securities(2)	39,234	231	2.36%	14,592	153	4.19%
Other interest-earning assets(3)	4,562	52	4.56%	2,831	15	2.12%

Total interest-earning assets	216,486	2,795	5.16%	198,709	2,826	5.69%

Non interest-earning assets	7,225			6,290

Total assets	$223,711			$204,999

Interest-bearing liabilities:
Demand deposits	$30,005	70	0.93%	$11,032	54	1.96%
Savings and club accounts	39,863	40	0.40%	36,817	37	0.40%
Certificates of deposit	78,363	346	1.77%	85,987	717	3.34%
Borrowed money(4)	39,532	429	4.34%	36,781	393	4.27%

Total interest-bearing liabilities	187,763	885	1.89%	170,617	1,201	2.82%

Non interest-bearing deposits	13,083			10,968
Other liabilities	2,139			2,138

Total liabilities	202,985			183,723
Total stockholders’ equity	20,726			21,276

Total liabilities and stockholders’ equity	$223,711			$204,999

Interest rate spread		$1,910	3.27%		$1,625	2.87%

Net interest-earning assets/net interest margin	$28,723		3.53%	$28,092		3.27%

Ratio of interest-earning assets to interest-bearing liabilities		1.15x			1.16x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Held to maturity securities included at amortized cost and available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, stock of Federal Home Loan Bank of NY and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds, FHLB advances and securities sold under agreements to repurchase.

Interest Income. Interest income of $2.8 million for the three months ended March 31, 2010, was $31,000 less than interest income for the three months ended March 31, 2009. The minor decrease in interest income was primarily due to a decrease of $146,000 in interest income from loans, offset by a $115,000 increase in interest income from securities and other interest-earning assets.

Interest income from loans decreased by $146,000 to $2.5 million for the three months ended March 31, 2010 from $2.7 million for the three months ended March 31, 2009. The decrease was due to a $8.6 million, or 4.7%, decrease in the average balance of loans to $172.7 million in the three months ended March 31, 2010 from $181.3 million in the three months ended March 31, 2009, and by an 4 basis point decrease in the average yield to 5.82% from 5.86%, reflecting lower market rates and the prepayment of loans with higher than market interest rates. The decrease in average loan balances was principally due to normal amortization and prepayments of loan balances and from the decision to sell most conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. The decline in one-to-four-family mortgages was partially offset by increases in nonresidential property mortgages. Lower loan volume decreased interest income by $128,000 while the lower interest rates reduced interest income by $18,000.

Interest income from securities increased by $78,000 to $231,000 for the three months ended March 31, 2010 from $153,000 for the three months ended March 31, 2009. The increase in interest income from securities was attributable to higher average balances, which increased interest income by $168,000, offset in part by lower yields on the securities portfolio which reduced interest income by $90,000. The increase in the average balances of securities was due to funds from deposit inflows which were invested in short to intermediate-term available-for-sale securities, principally notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies which caused the average balance of securities to increase by $24.6 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Interest income on other interest-earning assets increased by $37,000, to $52,000 in the three months ended March 31, 2010 compared to $15,000 in the three months ended March 31, 2009 due to higher dividends on FHLB stock and interest on loans originated for resale.

Interest Expense. Interest expense decreased by $316,000, or 26.3%, to $885,000 in the three months ended March 31, 2010 compared to $1.2 million in the comparable 2009 period. Interest on demand deposits increased $16,000 as a result of higher average balances, offset in part by lower interest rates paid on those deposits. Interest on savings and clubs increased by $3,000 as a result of higher average balances in the three months ended March 31, 2010 compared to the comparable 2009 period. The increase in interest-bearing demand deposits and savings deposits resulted from transfers from the certificate of deposit category to demand and savings accounts, and more competitive interest rates on money market accounts. Promotional interest rates on certificates of deposit in connection with the opening of the Mount Kisco branch in 2009 resulted in significant growth in certificate of deposit balances. In late 2009 and early 2010, customers shifted a portion of those certificates and other deposits to money market and savings accounts and withdrew a portion of these deposits. As a result, the average balance of certificates of deposit declined by $7.6 million to $78.4 million in the three months ended March 31, 2010 compared to $86.0 million for the three months ended March 31, 2009, while the interest rate on those deposits declined from 3.34% in the three months ended March 31, 2009 to 1.77% in the comparable 2010 period. Interest expense on certificates of deposit decreased by $59,000 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 as a result of lower average balances and lower interest rates caused interest expense on certificates of deposit to decrease by $312,000 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Higher average balances of FHLB borrowings caused the interest expense on borrowed money to increase by $36,000 in the three months ended March 31, 2010 compared to the comparable 2009 period.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 2.82% in the quarter ended March 31, 2009 to 1.89% in the comparable 2010 period. Of the $316,000 decrease in interest expense in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, growth in volume of interest-bearing liabilities caused the expense to increase by $30,000, which was more than offset by a decrease in interest expense caused by lower interest rates of $346,000.

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

	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$(128)	$(18)	$(146)
Securities	168	(90)	78
Other interest-earning assets	13	24	37

Total interest-earning assets	53	(84)	(31)

Interest-bearing liabilities:
Demand deposits	56	(40)	16
Savings and club accounts	3	—	3
Certificates of deposit	(59)	(312)	(371)
Borrowed money	30	6	36

Total interest-bearing liabilities	30	(346)	(316)

Net interest income	$23	$262	$285

Net Interest Income. Net interest income increased $285,000, or 17.5%, to $1.9 million for the three months ended March 31, 2010 from $1.6 million for the three months ended March 31, 2009. Lower yields on average interest-earning assets, net of higher average balances in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 were more than offset by decreases in the cost of interest-bearing liabilities net of higher average deposit and borrowing balances.

Provision for Loan Losses. The allowance for loan losses was $807,000, or 0.46% of gross loans outstanding, at March 31, 2010 compared to $749,000, or 0.44% of gross loans outstanding, at September 30, 2009. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Based on that review, there was no material change in the loss experience or other factors affecting the Bank, and there were no additions to the allowance for loan losses in the three months ended March 31, 2010. As of March 31, 2010 and September 30, 2009, the Company had $1.7 million of non-performing loans which were in process of foreclosure, and were considered impaired and have been placed on non-accrual status. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end.

Non-interest Income. Non-interest income of $148,000 in the three months ended March 31, 2010 was higher than the $94,000 in the comparable 2009 period as a result of a $70,000 increase in gains on loans originated for sale resulting from higher loan sales volume.

Non-interest Expenses. Non-interest expenses were $2.1 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively, representing an increase of $451,000, or 27.3%. An increase of $99,000 during the three months ended March 31, 2010 in salaries and employee benefits resulted from additional staff for the new Mount Kisco branch, higher incentive compensation and higher pension, medical plan and unemployment expense. Higher occupancy and equipment costs of $93,000 and $23,000, respectively, resulted principally from the new Mount Kisco branch which opened in 2009 and higher computer processing costs, including the cost of on-line banking and bill pay services. Professional fees were $144,000 higher in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 as a result of higher corporate matter legal fees and higher internal and external audit fees associated with SOX compliance. FDIC insurance premiums in the three months ended March 31, 2010 were $51,000 higher than in the three months ended March 31, 2010 as a result of higher regular assessment rates. Directors’ fees increased by $11,000 in the three month period ended March 31, 2010 compared to the three month ended March 31, 2009 as a result of an additional board member, more committee meetings and a newly instituted annual retainer for the Chairman of the Board in the 2010 fiscal year. Other non-interest expense increased by $44,000 in the three months ended March 31, 2010 compared to the 2009 period as a result of costs associated with the Advisory Committee, OTS fees and other operating expenses.

Income Tax Expense. The income tax benefit was $13,000 in the three months ended March 31, 2010 compared to an expense of $19,000 in the comparable 2009 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended March 31, 2010 and 2009 was different than the statutory rate as a result of providing for New York State minimum taxes and certain non-deductible expenses.

Comparison of Operating Results for the Six Months Ended March 31, 2010 and 2009

General. The Company recorded net income of $67,000 for the six months ended March 31, 2010, compared to net income of $14,000 for the six months ended March 31, 2009. The change in results primarily reflects an increase in net interest income and higher non-interest income, partially offset by an increase non-interest expense.

In April 2009, the Company opened a new branch in Mount Kisco, New York. This new branch resulted in operating expense increases. Until deposits and the investment of these deposits in interest-earning assets at this new branch reach a sufficient level, this new branch is likely to have a negative impact on earnings. In the six months ended March 31, 2010, direct operating expenses of the Mount Kisco branch were $302,000.

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

	Six Months Ended March 31,
	2010			2009
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$171,787	$5,016	5.84%	$182,260	$5,393	5.92%
Securities(2)	45,926	540	2.35%	12,401	260	4.19%
Other interest-earning assets(3)	4,893	92	3.76%	2,926	36	2.46%

Total interest-earning assets	222,606	5,648	5.07%	197,587	5,689	5.76%

Non interest-earning assets	6,854			5,981

Total assets	$229,460			$203,568

Interest-bearing liabilities:
Demand deposits	$29,344	143	0.97%	$10,431	97	1.86%
Savings and club accounts	40,478	81	0.40%	36,770	74	0.40%
Certificates of deposit	80,904	785	1.94%	83,797	1,439	3.43%
Borrowed money(4)	41,834	868	4.15%	37,710	868	4.60%

Total interest-bearing liabilities	192,560	1,877	1.95%	168,708	2,478	2.94%

Non interest-bearing deposits	13,834			11,408
Other liabilities	2,354			2,000

Total liabilities	208,748			182,116
Total stockholders’ equity	20,712			21,452

Total liabilities and stockholders’ equity	$229,460			$203,568

Interest rate spread		$3,771	3.12%		$3,211	2.82%

Net interest-earning assets/net interest margin	$30,046		3.39%	$28,879		3.25%

Ratio of interest-earning assets to interest-bearing liabilities		1.16x			1.17x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Held to maturity securities included at amortized cost and available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, stock of Federal Home Loan Bank of NY and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds, FHLB advances and securities sold under agreements to repurchase.

Interest Income. Interest income of $5.7 million for the six months ended March 31, 2010, was $41,000 less than interest income for the six months ended March 31, 2009. The minor decrease in interest income was primarily due to a decrease of $377,000 in interest income from loans, offset in part by a $336,000 increase in interest income from securities and other interest-earning assets.

Interest income from loans decreased by $377,000 to $5.0 million for the six months ended March 31, 2010 from $5.4 million for the six months ended March 31, 2009. The decrease was due to a $10.5 million, or 5.7%, decrease in the average balance of loans to $171.8 million in the six months ended March 31, 2010 from $182.3 million in the six months ended March 31, 2009, and by an 8 basis point decrease in the average yield to 5.84% from 5.92%, reflecting lower market rates and the prepayment of loans with higher than market interest rates. The decrease in average loan balances was principally due to normal amortization and prepayments of loan balances and from the decision to sell most conventional one-to-four-family residential mortgage originations into the secondary market, to generate non-interest income and reduce interest rate risk. The decline in one-to-four-family mortgages was partially offset by increases in nonresidential property mortgages. Lower loan volume decreased interest income by $305,000 while the lower interest rates reduced interest income by $72,000.

Interest income from securities increased by $280,000 to $540,000 for the six months ended March 31, 2010 from $260,000 for the six months ended March 31, 2009. The increase in interest income from securities was attributable to higher average balances, which increased interest income by $437,000, offset in part by lower yields on the securities portfolio which reduced interest income by $157,000. The increase in the average balances of securities was due to funds from deposit inflows which were invested in short to intermediate-term available-for-sale securities, principally notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies which caused the average balance of securities to increase by $33.5 million in the six months ended March 31, 2010 compared to the six months ended March 31, 2009. Interest income on other interest-earning assets increased by $56,000, to $92,000 in the six months ended March 31, 2010 compared to $36,000 in the six months ended March 31, 2009 due to higher dividends on FHLB stock and interest on loans originated for resale.

Interest Expense. Interest expense decreased by $601,000, or 24.3%, to $1.9 million in the six months ended March 31, 2010 compared to $2.5 million in the comparable 2009 period. Interest on demand deposits increased $110,000 as a result of higher average balances, offset in part by lower interest rates paid on those deposits which decreased interest expense by $64,000. Interest on savings and clubs increased by $7,000 as a result of higher average balances in the six months ended March 31, 2010 compared to the comparable 2009 period. The increase in interest-bearing demand deposits and savings deposits resulted from transfers from the certificate of deposit category to demand and savings accounts, and more competitive interest rates on money market accounts. Promotional interest rates on certificates of deposit in connection with the opening of the Mount Kisco branch in 2009 resulted in significant growth in certificate of deposit balances. In late 2009 and early 2010, customers shifted a portion of those certificates and other deposits to money market and savings accounts and withdrew a portion of these deposits. As a result, the average balance of certificates of deposit declined by $2.9 million to $80.9 million in the six months ended March 31, 2010 compared to $83.8 million for the six months ended March 31, 2009, while the interest rate on those deposits declined from 3.43% in the six months ended March 31, 2009 to 1.94% in the comparable 2010 period. Interest expense on certificates of deposit decreased by $48,000 in the six months ended March 31, 2010 compared to the six months ended March 31, 2009 as a result of lower average balances and lower interest rates caused interest expense on certificates of deposit to decrease by $606,000 in the six month period ended March 31, 2010 compared to the six months ended March 31, 2009. Higher average balances of FHLB borrowings caused the interest expense on borrowed money to increase by $90,000 in the six months ended March 31, 2010 compared to the comparable 2009 period, while lower interest rates decreased interest expense by $90,000.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 2.94% in the six months ended March 31, 2009 to 1.95% in the comparable 2010 period. Of the $601,000 decrease in interest expense, growth in volume of interest-bearing liabilities caused the expense to increase by $159,000, which was more than offset by a decrease in interest expense caused by lower interest rates of $760,000 in the six months ended March 31, 2010 compared to the comparable 2009 period.

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

	Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$(305)	$(72)	$(377)
Securities	437	(157)	280
Other interest-earning assets	31	25	56

Total interest-earning assets	163	(204)	(41)

Interest-bearing liabilities:
Demand deposits	110	(64)	46
Savings and club accounts	7	—	7
Certificates of deposit	(48)	(606)	(654)
Borrowed money	90	(90)	—

Total interest-bearing liabilities	159	(760)	(601)

Net interest income	$4	$556	$560

Net Interest Income. Net interest income increased $560,000, or 17.4%, to $3.8 million for the six months ended March 31, 2010 from $3.2 million for the six months ended March 31, 2009. Lower yields on average interest-earning assets, net of higher average balances in the six months ended March 31, 2010 as compared to the six months ended March 31, 2009 were more than offset by decreases in the cost of interest-bearing liabilities, net of an increase in average deposit and borrowing balances.

Provision for Loan Losses. The allowance for loan losses was $807,000, or 0.46% of gross loans outstanding, at March 31, 2010 compared to $749,000, or 0.44% of gross loans outstanding, at September 30, 2009. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Based on that review, the six months ended March 31, 2010, $60,000 was added to the allowance for loan losses. As of March 31, 2010 and September 30, 2009, the Company had $1.7 million of non-performing loans which were in process of foreclosure, and were considered impaired and have been placed on non-accrual status. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end.

Non-interest Income. Non-interest income of $498,000 in the six months ended March 31, 2010 was higher than the $172,000 in the comparable 2009 period as a result of $208,000 of gains on securities sold and a $142,000 increase in gains on loans originated for sale resulting from higher loan sales volume.

Non-interest Expenses. Non-interest expenses were $4.1 million and $3.3 million for the six months ended March 31, 2010 and 2009, respectively, representing an increase of $770,000, or 23.3%. An increase of $214,000 during the six months ended March 31, 2010 in salaries and employee benefits resulted from additional staff for the new Mount Kisco branch, higher incentive compensation and higher pension, medical plan and unemployment expense. Higher occupancy and equipment costs of $179,000 and $55,000, respectively, resulted principally from the new Mount Kisco branch which opened in 2009 and higher computer processing costs, including the cost of on-line banking and bill pay services. Professional fees were $136,000 higher in the six months ended March 31, 2010 compared to the six months ended March 31, 2009 as a result of higher corporate matter legal fees and higher internal and external audit fees associated with SOX compliance. FDIC insurance premiums in the six months ended March 31, 2010 were $114,000 higher than in the six months ended December 31, 2009 as a result of higher regular assessment rates and the impact of higher deposit balances. Directors’ fees increased by $35,000 in the six month period ended March 31, 2010 compared to the six month ended March 31, 2009 as a result of an additional board member, more committee meetings and a newly instituted annual retainer for the Chairman of the Board in the 2010 fiscal year. Other non-interest expense increased by $43,000 in the three months ended March 31, 2010 compared to the 2009 period as a result of costs associated with the Advisory Committee, OTS fees and other operating expenses.

Income Tax Expense. Income tax expense was $65,000 in the six months ended March 31, 2010 compared to an expense of $32,000 in the comparable 2009 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the six months ended March 31, 2010 and 2009 was different than the statutory rate as a result of providing for New York State minimum taxes and certain non-deductible expenses.

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

The table below sets forth the latest available estimated changes in net interest income, as of December 31, 2009, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
300	$7,411	$(244)	-3.2%
200	7,576	(79)	-1.0%
100	7,625	(30)	-0.4%
0	7,655	—	—
-100	7,538	(117)	-1.5%

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

The Company’s primary sources of funds are deposits, the Certificate of Deposit Account Registry Service, or “CDARS” network, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and borrowing agreements which exist with the FHLB and the Federal Reserve which provide an additional source of funds. At March 31, 2010 and September 30, 2009, the Company had $40.4 million and $34.7 million of advances from the FHLB, respectively, and no CDARS or brokered deposits.

In the six months ended March 31, 2010, net cash used by operating activities was $660,000, compared to net cash used by operating activities of $461,000 in the same period in 2009. In the six months ended March 31, 2010 and 2009, net income included non-cash expenses of $453,000 and $467,000, respectively. Loans originated for resale, net of proceeds from loans sold provided $76,000 of cash in the six months ended March 31, 2010 and used $421,000 of cash in the same period in 2009. In order to reduce sensitivity to interest rate risk, provide for additional liquidity and enhance non-interest income, the Company began selling most of its one-to-four-family loan originations in late 2008. The increase in other assets in the six month period ended March 31, 2010 resulted principally from to the required prepayment of FDIC insurance premiums for the three year period ending December 31, 2012.

In the six months ended March 31, 2010, investing activities provided $11.4 million of cash, compared to using $11.6 million of cash in the same period in 2009. In the six months ended March 31, 2010, sales of securities, along with maturities, calls and repayments, net of purchases, provided $18.5 million of cash and a net decrease in loans used $6.8 million of cash. During the six month period ended March 31, 2010, proceeds from sales of securities held to maturity totaled $163,000, including gross gains of $9,000. The securities sold consisted of mortgaged-backed securities on which the Company had already collected more than eighty five percent of the principal outstanding at the sale date. There were no sales of securities held to maturity during the six month period ended March 31, 2009. In the six months ended March 31, 2009, net investment activities used $12.9 million of cash and a net decrease in loans provided $1.5 million of cash.

Net cash used by financing activities was $16.1 million in the six months ended March 31, 2010 compared to net cash provided from financing activities of $7.9 million in the six months ended March 31, 2009. In the six months ended March 31, 2010, changes in deposit balances used $22.5 million of cash, while providing $16.4 million of cash in the six months ended March 31, 2009. Net borrowings from FHLB provided $5.6 million of cash in the six months ended March 31, 2010 while repayment of FHLB borrowings used $7.9 million of cash in the six months ended March 31, 2009.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2010, the Company had cash and cash equivalents of $1.9 million and available for sale securities of $40.0 million. At March 31, 2010, the Company has outstanding commitments to originate loans of $10.5 million and $10.2 million of undisbursed funds from approved lines of credit, principally under a homeowners’ equity line of credit lending program. Certificates of deposit scheduled to mature in one year or less at March 31, 2010, totaled $66.3 million. Management believes that, based upon its experience and the Company’s deposit flow history, a significant portion of such deposits will remain with the Company.

On April 17, 2008 and September 25, 2008, the Company’s Board of Directors approved stock buy back plans that authorized the Company to buy back up to 98,647 and 93,715 shares of the outstanding stock of the Company, respectively. The buy backs were administered as 10(b)5-1 plans by Stifel Nicolaus, the Company’s investment banker. Through September 30, 2009, 98,647 shares of the Company’s common stock had been purchased for $999,000 under the first plan and 93,715 shares of common stock had been repurchased for $661,000 under the second plan. During the six month period ended March 31, 2010, no shares of common stock were repurchased.

The Company has an overnight line of credit and a one month overnight repricing line of credit commitment with the FHLB of NY totaling $28.5 million, which expire on August 10, 2010, of which $5.7 million was in use at March 31, 2010. The Company’s overall credit exposure at the FHLB of NY cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loan and securities pledged as collateral.

The following table sets forth the Bank’s capital position at March 31, 2010, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)

Total capital (to risk-weighted assets)	$19,229	17.18%	$	≥8,952	≥8.00%	$	≥11,190	≥10.00%
Core (Tier 1) capital (to risk-weighted assets)	18,422	16.46		N/A	N/A		≥6,714	≥6.00
Core (Tier 1) capital (to total adjusted assets)	18,422	8.16		≥9,035	≥4.00		≥11,294	≥5.00
Tangible capital (to total adjusted assets)	18,422	8.16		≥3,388	≥1.50		N/A	N/A

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

CMS Bancorp, Inc.

Date: May 10, 2010	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: May 10, 2010	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer