Form 10-Q
period 2010-06-30
CMS Bancorp, Inc.
filed 2010-08-04
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 4, 2010 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2010	September 30, 2009
	(Dollars in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$879	$1,008
Interest-bearing deposits	6,612	6,296

Total cash and cash equivalents	7,491	7,304
Securities available for sale	46,608	58,487
Securities held to maturity, estimated fair value of $0 and $172, respectively	—	156
Loans held for sale	1,713	635
Loans receivable, net of allowance for loan losses of $833 and $749, respectively	178,758	169,293
Premises and equipment	2,954	3,119
Federal Home Loan Bank of New York stock	1,957	1,938
Interest receivable	1,007	976
Other assets	2,078	1,256

Total assets	$242,556	$243,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$12,181	$16,607
Interest bearing	171,104	167,780

	183,285	184,387
Advances from Federal Home Loan Bank of New York	34,616	34,726
Advance payments by borrowers for taxes and insurance	1,471	668
Other liabilities	1,977	2,470

Total liabilities	221,349	222,251

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, authorized shares: 7,000,000; shares issued: 2,055,165; shares outstanding: 1,862,803	21	21
Additional paid in capital	18,199	18,045
Retained earnings	6,432	6,345
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,466)	(1,507)
Accumulated other comprehensive loss	(309)	(331)

Total stockholders’ equity	21,217	20,913

Total liabilities and stockholders’ equity	$242,556	$243,164

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,591	$2,562	$7,607	$7,955
Securities	227	263	767	523
Other interest-earning assets	30	33	122	69

Total interest income	2,848	2,858	8,496	8,547

Interest expense:
Deposits	480	861	1,489	2,471
Mortgage escrow funds	6	2	17	11
Borrowings, short term	1	2	14	13
Borrowings, long term	422	424	1,266	1,272

Total interest expense	909	1,289	2,786	3,767

Net interest income	1,939	1,569	5,710	4,780
Provision for loan losses	25	—	85	30

Net interest income after provision for loan losses	1,914	1,569	5,625	4,750

Non-interest income:
Fees and service charges	46	53	153	162
Net gain on sale of loans	59	127	235	182
Net gain on sale of securities	—	—	208	—
Other	3	4	10	12

Total non-interest income	108	184	606	356

Non-interest expense:
Salaries and employee benefits	990	998	3,070	2,845
Net occupancy	301	261	888	669
Equipment	170	165	520	460
Professional fees	146	71	521	329
Advertising	72	66	146	143
Federal insurance premiums	63	136	198	157
Directors’ fees	58	48	167	122
Other insurance	14	14	53	50
Bank charges	17	23	56	68
Other	147	136	436	382

Total non-interest expense	1,978	1,918	6,055	5,225

Income (loss) before income taxes	44	(165)	176	(119)
Income tax expense (benefit)	24	(46)	89	(14)

Net income (loss)	$20	$(119)	$87	$(105)

Net income (loss) per common share Basic and diluted	$0.01	$(0.07)	$0.05	$(0.06)

Weighted average number of common shares outstanding Basic and diluted	1,699,389	1,702,160	1,698,014	1,707,708

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$20	$(119)	$87	$(105)

Other comprehensive income (loss):
Gross unrealized holding gains (losses) on securities available for sale	339	151	297	358
Reclassification for gains on available for sale securities included in income	—	—	(199)	—
Retirement plan	(22)	(1)	(61)	(14)

	317	150	37	344
Deferred income taxes	127	60	15	136

Other comprehensive income net of income taxes	190	90	22	208

Comprehensive income (loss)	$210	$(29)	$109	$103

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$87	$(105)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation of premises and equipment	282	241
Amortization and accretion, net	237	198
Provision for loan losses	85	30
Deferred income taxes (benefit)	(178)	99
ESOP expense	32	29
Stock option expense	65	62
Restricted stock award expense	98	94
Net gain on sale of securities	(208)	—
Net gain on sale of loans	(235)	(182)
Loans originated for sale	(12,153)	(9,203)
Proceeds from sale of loans originated for sale	11,310	7,616
(Increase) in interest receivable	(31)	(175)
(Increase) in other assets	(659)	(126)
Increase (decrease) in accrued interest payable	(280)	159
(Decrease) in other liabilities	(274)	(591)

Net cash used by operating activities	(1,822)	(1,854)

Cash flows from investing activities:
Proceeds from sale of securities available for sale	10,114	2,000
Proceeds from sale of securities held to maturity	163	—
Purchase of securities available for sale	(18,075)	(44,389)
Principal repayments and calls on securities available for sale	20,029	2,242
Principal repayments on securities held to maturity	2	31
Net (increase) decrease in loans receivable	(9,679)	9,410
Additions to premises and equipment	(117)	(949)
(Purchase) redemption of Federal Home Loan Bank of N.Y. stock	(19)	648

Net cash provided (used) by investing activities	2,418	(31,007)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,102)	53,740
Net decrease in securities sold under repurchase agreements	—	(614)
Advances from Federal Home Loan Bank of N.Y.	5,700	—
Repayment of advances from Federal Home Loan Bank of N.Y.	(5,810)	(16,005)
Net increase in payments by borrowers for taxes and insurance	803	798
Purchase of treasury stock	—	(590)

Net cash (used) provided by financing activities	(409)	37,329

Net increase in cash and cash equivalents	187	4,468
Cash and cash equivalents-beginning	7,304	5,402

Cash and cash equivalents-ending	$7,491	$9,870

Supplemental information
Cash paid during the period for:
Interest	$3,066	$3,608

Income taxes	$19	$2

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

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months and nine months ended June 30, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2009, which are in the Company’s Annual Report for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission on December 15, 2009.

The Company follows Financial Accounting Standards Board (“FASB”) guidance on subsequent events which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance sets forth the period after the balance sheet date during which management of the reporting entity, should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events that occurred after June 30, 2010 and through the date these consolidated financial statements were issued.

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

5. Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s ESOP. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income (loss) per share calculations, if dilutive, using the treasury stock method. All outstanding stock options were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share for the three month and nine month periods ended June 30, 2010 and 2009.

6. Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$28	$53	$120	$160
Interest cost	73	68	197	171
Expected return on plan assets	(48)	(42)	(131)	(145)
Amortization of prior service cost	6	1	14	3
Amortization of unrecognized loss	16	—	47	11

Total	$75	$80	$245	$200

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

In May 2010, the Company granted 6,000 options to purchase shares of the Company’s common stock at an exercise price of $8.35 per share. The stock options awarded vest over a five year service period based on the anniversary of the grant date. The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions for options granted in May 2010: risk-free interest rate of 3.34%; volatility factor of expected market price of the Company’s common stock of 44.5%; weighted average expected lives of the options of 7 years; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions was $4.25 per option.

The Company recorded compensation expense with respect to stock options of $23,000 and $21,000 during the three month periods ended June 30, 2010 and 2009, respectively, and $66,000 and $62,000 during the nine month periods ended June 30, 2010 and 2009, respectively. Unrecognized compensation associated with stock option grants as of June 30, 2010 was $244,000.

The Company has a Management Recognition Plan (“MRP”). The shares of restricted stock awarded under the MRP vest over a five year service period based on the anniversary of the grant date. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the shares covered under the MRP. The Company recognizes compensation expense for the fair value of the shares covered by the MRP on a straight line basis over the requisite service period. In November 2007, 61,701 shares of restricted stock were awarded under the MRP, of which 37,021 were non-vested as of June 30, 2010. In November 2009 and May 2010, 4,150 shares and 2,000 shares, respectively, of restricted stock were awarded under the MRP, all of which were non-vested as of June 30, 2010.

The Company recorded compensation expense with respect to such restricted stock of $33,000 and $31,000 during the three month periods ended June 30, 2010 and 2009, respectively and $98,000 and $94,000 during the nine month periods ended June 30, 2010 and 2009, respectively. Unrecognized compensation associated with grants of restricted stock as of June 30, 2010 was $345,000.

Note 9 – Securities

Securities available for sale as of June 30, 2010 and September 30, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010
U.S. Government agencies:
Due after one but within five years	$15,015	$197	$—	$15,212
Due after five years	6,038	14	—	6,052
Mortgage-backed securities	24,874	470	—	25,344

	$45,927	$681	$—	$46,608

September 30, 2009
U.S. Government agencies:
Due after one but within five years	$18,415	$174	$—	$18,589
Due after five years	5,861	—	22	5,839
Mortgage-backed securities	33,628	464	33	34,059

	$57,904	$638	$55	$58,487

There were no securities with unrealized losses as of June 30, 2010. The age of unrealized losses and fair value of related securities available for sale as of September 30, 2009 were as follows:

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

Management does not believe that any of the individual unrealized losses at September 30, 2009, represent an other-than-temporary impairment. All mortgage-backed securities are U.S. Government Agencies backed and collateralized by residential mortgages.

During the three month period ended December 31, 2009, the Company sold, or had called, available for sale securities with a carrying value of $9.9 million, and recognized a gain of $199,000 on such sales. There were no additional sales of securities available for sale during the nine months ended June 30, 2010, or during the three months or nine months ended June 30, 2009.

During the three month period ended December 31, 2009, proceeds from sales of securities held to maturity totaled $163,000, including gross gains of $9,000. The securities sold consisted of mortgaged-backed securities on which the Company had already collected more than eighty-five percent of the principal outstanding at the sale date. There were no additional sales of securities held to maturity during the nine months ended June 30, 2010, or during the three months or nine months ended June 30, 2009.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at June 30, 2010 and September 30, 2009 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
June 30, 2010
Securities available for sale	$46,608	$—	$46,608	$—

September 30, 2009
Securities available for sale	$58,487	$—	$58,487	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 2010 and September 30, 2009:

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

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at June 30, 2010 or September 30, 2009.

The carrying amounts and estimated fair values of financial instruments are as follows:

	June 30, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$7,491	$7,491	$7,304	$7,304
Securities available for sale	46,608	46,608	58,487	58,487
Securities held to maturity	—	—	156	172
Loans held for sale	1,713	1,713	635	635
Loans receivable	178,758	195,071	169,293	181,596
Accrued interest receivable	1,007	1,007	976	976

Financial liabilities:
Deposits	183,285	184,136	184,387	184,951
FHLB Advances	34,616	37,262	34,726	37,533
Accrued interest payable	369	369	649	649

Off-balance sheet financial instruments	—	—	—	—

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

12. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB of New York is carried at cost as of June 30, 2010 and September 30, 2009. Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge was necessary related to the FHLB stock as of June 30, 2010.

13. Loans Receivable

At June 30, 2010 and September 30, 2009, the Company had loans in the amount of $1.7 million that were considered to be impaired, on which the accrual of interest has been discontinued. The average balances of impaired loans outstanding during the nine months ended June 30, 2010 was $1.7 million and no interest income was recorded on these impaired loans during the nine months ended June 30, 2010. Had all such loans been performing in accordance with their original terms, additional interest income of $66,000 would have been recognized during the nine months ended June 30, 2010. The Company is not committed to lend additional funds on these non-accrual loans.

14. Recent Accounting Pronouncements

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

The FASB issued guidance updating fair value measurements and disclosures. This guidance amends prior guidance to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using (1) a valuation technique that uses a quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets, or (2) another valuation technique that is consistent with the principals of FASB guidance. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level I fair value measurements. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

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

The FASB issued guidance about the effect of a loan modification when the loan is part of a pool that is accounted for as a single asset. The guidance provides that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. This guidance is effective prospectively for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010, and is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB issued guidance regarding disclosures about the credit quality of financing receivables including loans and the allowance for credit losses. This guidance requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The effective date of this guidance requires disclosures as of the end of a reporting period on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors including those set forth in Part II, Item 1A-Risk Factors of this Form 10-Q and Part 1, Item 1A– Risk Factors of our Form 10-K for the year ended September 30, 2009 which was filed with the Securities and Exchange Commission on December 15, 2009, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in interest rates;

•	our allowance for loan losses may not be sufficient to cover actual loan losses;

•	the risk of loss associated with our loan portfolio;

•	lower demand for loans;

•	changes in our asset quality;

•	other-than-temporary impairment charges for investments;

•	the soundness of other financial institutions;

•	changes in liquidity;

•	changes in the Company’s reputation;

•	higher FDIC insurance premiums;

•	changes in the real estate market or local economy;

•	our ability to successfully implement our future plans for growth;

•	natural and man made disasters;

•	our ability to retain our executive officers and other key personnel;

•	public health issues such as the H1N1 flu outbreak;

•	competition in our primary market area;

•	changes in laws and regulations to which we are subject;

•	the effects of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	recent developments affecting the financial markets;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents; and

•	the low trading volume in our stock.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Act”) into law. Among other things, the Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the Act will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. The new law significantly affects the operations of federal savings associations (including federal savings banks) and their holding companies as, among other things, the Act: (1) abolishes our primary federal regulator, the Office of Thrift Supervision (“OTS”), effective 90 days after the transfer of the OTS’s supervisory and other functions to the Federal Reserve Board (“FRB”), Federal Deposit Insurance Corporation (“FDIC”), and the Office of the Comptroller of the Currency (“OCC”); (2) creates the Bureau of Consumer Financial Protection, a new independent consumer watchdog agency housed within the FRB that will have primary rulemaking authority with respect to all federal consumer financial laws; (3) requires that formal capital requirements be imposed on savings and loan holding companies generally commencing July 2015; (4) codifies the “source of strength” doctrine for all depository institution holding companies; (5) grants to the U.S. Department of the Treasury, FDIC and the FRB broad new powers to seize, close and wind down “too big to fail” financial (including non-bank) institutions in an orderly fashion; (6) establishes a new Financial Stability Oversight Council that is charged with identifying and responding to emerging risks throughout the financial system, composed primarily of federal financial services regulators and chaired by the Secretary of the Treasury Department; (7) adopts new standards and rules for the mortgage industry; (8) adopts new bank, thrift and holding company regulation; (9) permanently increases the standard maximum deposit insurance limit to $250,000 per depositor, per institution for each account ownership category; (10) temporarily provides for unlimited deposit insurance coverage for “noninterest-bearing transaction accounts;” (11) repeals the long-standing statutory prohibition on the payment of interest on demand deposits; (12) adopts new federal regulation of the derivatives market; (13) adopts the so-called Volcker Rule, substantially restricting proprietary trading by depository institutions and their holding companies; (14) imposes requirements for “funeral plans” by large, complex financial companies; (15) establishes new regulation of the asset securitization market through “skin in the game” and enhanced disclosure requirements; (16) establishes new regulation of interchange fees; (17) establishes new and enhanced compensation and corporate governance oversight for the financial services industry; (18) provides enhanced oversight of municipal securities; (19) provides a specific framework for payment, clearing and settlement regulation; (20) tasks the federal banking agencies with adopting new and enhanced capital standards for all depository institutions; and (21) significantly narrows the scope of federal preemption for national banks and federal savings associations.

The Company is currently evaluating the potential impact of the Act on our business, financial condition, results of operations and prospects and expect that some provisions of the Act may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Act.

Comparison of Financial Condition at June 30, 2010 to September 30, 2009

Total assets decreased by $598,000, or 0.2%, to $242.6 million at June 30, 2010 from $243.2 million at September 30, 2009. Proceeds from the sale and call of securities were used to fund increases in loans and declines in retail deposits in the nine months ended June 30, 2010. In the nine months ended June 30, 2010, securities decreased by $12.0 million as a result of the need to fund loan increases, loans originated for resale and retail deposit decreases. Securities consist principally of notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies.

Loans receivable were $178.8 million and $169.3 million at June 30, 2010 and September 30, 2009, respectively, representing an increase of $9.5 million, or 5.6%. The increase in loans resulted principally from a $10.2 million increase in non-residential real estate mortgage loans and to a lesser degree, additions to the multi-family and secured commercial loan portfolios, offset in part by normal amortization and prepayments of one-to-four-family mortgages.

Despite recent positive trends in the economy, the banking industry in general has seen increases in loan delinquencies and defaults over the past two years, particularly in the subprime sector. The Company however has not experienced significant delinquencies or losses in its loan portfolio due primarily to its conservative underwriting policies. As of June 30, 2010 and September 30, 2009, the Company had $1.7 million of non-performing loans which are in process of foreclosure, and are considered impaired and have been placed on non-accrual status. The impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. As of June 30, 2010 and September 30, 2009, the allowance for loan losses was 0.46% and 0.44% of loans outstanding, respectively. During the nine months ended June 30, 2010, $85,000 was added to the allowance for loan losses and there were $2,000 of loans charged off and $1,000 of recoveries. Despite a weak economy nationally as well as in our primary market area, there was no material shift in the loan portfolio, loss experience, or other factors affecting the Bank in the nine months ended June 30, 2010. As a result of the continuing challenging economic conditions in the Company’s primary market area $85,000 was added to the allowance for loan losses in the nine months ended June 30, 2010.

In the nine months ended June 30, 2010, the $822,000 increase in other assets related principally to the required prepayment of FDIC insurance payments for the three year period ending December 31, 2012.

Deposits decreased by $1.1 million, or 0.6%, from $184.4 million as of September 30, 2009 to $183.3 million as of June 30, 2010. The decrease in deposits was funded principally from repayments and sales of securities. The decrease in deposits resulted from withdrawals of promotional short-term certificate of deposits offered in conjunction with the opening of the Mount Kisco branch, principally during the quarter ended December 31, 2009, offset by increases in retail deposits and an $8.0 million one way buy CDARS deposit during the three months ended June 30, 2010. The Company participates in the Certificate of Deposit Account Registry Service, or CDARS network. Under this network, the Company can transfer deposits into the network (a one way sell transaction), request that the network deposit funds at the Bank (a one way buy transaction), or deposit funds into the network and receive an equal amount of deposits from the network (a reciprocal transfer). The network provides the Company with an investment vehicle in the case of a one way sell, a liquidity or funding source in the case of a one way buy and the ability to access additional FDIC insurance for customers in the case of a reciprocal transfer.

The increase in advance payments by borrowers for taxes and insurance represents the normal seasonal build up in these accounts due to the timing of receipts and payments of taxes and insurance.

Stockholders’ equity increased $304,000 from September 30, 2009 to June 30, 2010 as a result of net income for the period and additions to equity resulting from accounting for stock based compensation and the ESOP and by a decrease in the accumulated other comprehensive loss.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General. The Company recorded net income of $20,000 for the three months ended June 30, 2010, compared to a net loss of $119,000 for the three months ended June 30, 2009. The change primarily reflects a decrease in interest expense, partially offset by a decrease in non-interest income and an increase in non-interest expense.

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

	Three Months Ended June 30,
	2010			2009
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$177,216	$2,591	5.85%	$175,726	$2,562	5.83%
Securities(2)	40,150	227	2.26%	27,166	263	3.87%
Other interest-earning assets(3)	7,654	30	1.57%	17,431	33	0.76%

Total interest-earning assets	225,020	2,848	5.06%	220,323	2,858	5.19%

Non interest-earning assets	7,021			7,667

Total assets	$232,041			$227,990

Interest-bearing liabilities:
Demand deposits	$30,152	70	0.93%	$17,498	75	1.71%
Savings and club accounts	41,324	41	0.40%	38,926	39	0.40%
Certificates of deposit	87,610	369	1.68%	98,302	747	3.04%
Borrowed money(4)	36,893	429	4.65%	37,751	428	4.53%

Total interest-bearing liabilities	195,979	909	1.86%	192,477	1,289	2.68%

Non interest-bearing deposits	12,851			12,289
Other liabilities	2,444			2,062

Total liabilities	211,274			206,828
Total stockholders’ equity	20,767			21,162

Total liabilities and stockholders’ equity	$232,041			$227,990

Interest rate spread		$1,939	3.20%		$1,569	2.51%

Net interest-earning assets/net interest margin	$29,041		3.45%	$27,846		2.85%

Ratio of interest-earning assets to interest-bearing liabilities		1.15x			1.14x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Held to maturity securities included at amortized cost and available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, stock of Federal Home Loan Bank of NY and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds, FHLB advances and securities sold under agreements to repurchase.

Interest Income. Interest income of $2.8 million for the three months ended June 30, 2010, was $10,000 less than interest income for the three months ended June 30, 2009. The minor decrease in interest income was primarily due to a decrease of $36,000 in interest income from securities, offset in part by a $29,000 increase in interest income from loans.

Interest income from loans increased by $29,000 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was due to a $1.5 million, or 0.8%, increase in the average balance of loans to $177.2 million in the three months ended June 30, 2010 from $175.7 million in the three months ended June 30, 2009 and a two basis point increase in the average yield to 5.85% from 5.83%, reflecting loans made in the higher interest rate non-residential real estate mortgage loan category and lower loan prepayments resulting in lower deferred loan cost write offs. The increase in average loan balances was principally due loans in the non-residential and multi-family mortgage loan categories, net of normal amortization and prepayments of one-to-four-family mortgages. In addition, mortgage loan balances declined as a result of the decision to sell most conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. Higher loan volume increased interest income by $21,000 while the higher interest rates increased interest income by $8,000.

Interest income from securities decreased by $36,000 to $227,000 for the three months ended June 30, 2010 from $263,000 for the three months ended June 30, 2009. The decrease in interest income from securities was attributable to lower yields on the securities portfolio which reduced interest income by $134,000, offset in part by higher average balances which rose to $40.1 million in the three months ended June 30, 2010 compared to $27.2 million in the three months ended June 30, 2009. The decrease in the securities portfolio yield was due to an overall decline in market interest rates while the increase in the average balances of securities was due to funds from deposit inflows, including the CDARS deposit, which were invested in short to intermediate-term available-for-sale securities, principally notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies.

Interest Expense. Interest expense declined by $380,000, or 29.5%, to $909,000 in the three months ended June 30, 2010 compared to $1.3 million in the comparable 2009 period. Interest on demand deposits decreased $5,000 as a result of lower interest rates paid on those deposits, offset in part by the impact of higher average balances. Interest on savings and clubs increased by $2,000 as a result of higher average balances in the three months ended June 30, 2010 compared to the comparable 2009 period. The increase in interest-bearing demand deposits and savings deposits resulted from transfers from the certificate of deposit category to demand and savings accounts, and more competitive interest rates on money market accounts. Promotional interest rates on certificates of deposit in connection with the opening of the Mount Kisco branch in 2009 initially resulted in significant growth in certificate of deposit balances. In late 2009 and early 2010, customers shifted a portion of those certificates and other deposits to money market and savings accounts and withdrew a portion of these deposits. As a result, the average balance of certificates of deposit declined by $10.7 million to $87.6 million in the three months ended June 30, 2010 compared to $98.3 million for the three months ended June 30, 2009, while the interest rate on those deposits decreased from 3.04% in the three months ended June 30, 2009 to 1.68% in the comparable 2010 period. Interest expense on certificates of deposit decreased by $74,000 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as a result of lower average balances and lower interest rates which caused interest expense on certificates of deposit to decrease by $304,000 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Lower average balances of FHLB borrowings caused the interest expense on borrowed money to decrease by $10,000 in the three months ended June 30, 2010 compared to the comparable 2009 period while higher rates more than offset the savings from lower balances.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 2.68% in the quarter ended June 30, 2009 to 1.86% in the comparable 2010 period. Of the $380,000 decrease in interest expense in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, declines in certificates of deposit balances reduced interest expense by $74,000, changes in volume of other interest bearing liabilities caused an increase in interest expense of $31,000 and lower interest rates caused a reduction in interest expense of $337,000.

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

	Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$21	$8	$29
Securities	98	(134)	(36)
Other interest-earning assets	(25)	22	(3)

Total interest-earning assets	94	(104)	(10)

Interest-bearing liabilities:
Demand deposits	39	(44)	(5)
Savings and club accounts	2	—	2
Certificates of deposit	(74)	(304)	(378)
Borrowed money	(10)	11	1

Total interest-bearing liabilities	(43)	(337)	(380)

Net interest income	$137	$233	$370

Net Interest Income. Net interest income increased $370,000, or 23.6%, to $1.9 million for the three months ended June 30, 2010 from $1.6 million for the three months ended June 30, 2009. Lower yields on average interest-earning assets, net of higher average balances in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 were more than offset by decreases in the cost of interest-bearing liabilities net of higher average deposit and borrowing balances.

Provision for Loan Losses. The allowance for loan losses was $833,000, or 0.46% of gross loans outstanding, at June 30, 2010 compared to $749,000, or 0.44% of gross loans outstanding, at September 30, 2009. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Based on that review, in the three months ended June 30, 2010, $25,000 was added to the allowance for loan losses. As of June 30, 2010 and September 30, 2009, the Company had $1.7 million of non-performing loans which were in process of foreclosure, and were considered impaired and have been placed on non-accrual status. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end.

Non-interest Income. Non-interest income of $108,000 in the three months ended June 30, 2010 was lower than the $184,000 in the comparable 2009 period primarily as a result of a $68,000 decrease in gains on loans originated for sale resulting from lower loan sales volume.

Non-interest Expenses. Non-interest expenses were $2.0 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively, representing an increase of $60,000, or 3.1%. Higher occupancy costs of $40,000 resulted principally from the new Mount Kisco branch which opened during the quarter ended June 30, 2009 and higher repair costs at the Mount Vernon branch. Professional fees were $75,000 higher in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The three months ended June 30, 2009 includes credits to professional fees from the reimbursement of legal fees from the insurance carrier in connection with the insurance company settlement of the suit brought by two former employees and the reimbursement of legal fees by the defined benefit pension plan, while the three months ended June 30, 2010 includes higher professional fees as a result of higher corporate matter legal fees and higher internal and external audit fees associated with SOX compliance. FDIC insurance premiums in the three months ended June 30, 2010 were $73,000 lower than in the three months ended June 30, 2009 as a result of the FDIC special assessment of $110,000 in the three month period ended June 30, 2009, net of the impact of higher regular assessment rates and deposit balances in the three months ended June 30, 2010. Directors’ fees increased by $10,000 in the three month period ended June 30, 2010 compared to the three month ended June 30, 2009 as a result of additional board members, more committee meetings and a newly instituted annual retainer for the Chairman of the Board in the 2010 fiscal year.

Income Tax Expense (Benefit). Income tax expense was $24,000 in the three months ended June 30, 2010 compared to a tax benefit of $46,000 in the comparable 2009 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended June 30, 2010 and 2009 was different than the statutory rate as a result of providing for New York State minimum taxes and certain non-deductible expenses.

Comparison of Operating Results for the Nine Months Ended June 30, 2010 and 2009

General. The Company recorded net income of $87,000 for the nine months ended June 30, 2010, compared to a net loss of $105,000 for the nine months ended June 30, 2009. The change in results primarily reflects an increase in net interest income and higher non-interest income, partially offset by an increase non-interest expense.

In April 2009, the Company opened a new branch in Mount Kisco, New York. This new branch resulted in operating expense increases. Until deposits and the investment of these deposits in interest-earning assets at this new branch reach a sufficient level, this new branch is likely to have a negative impact on earnings. In the nine months ended June 30, 2010 and 2009, direct operating expenses of the Mount Kisco branch were $398,000 and $176,000, respectively.

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

	Nine Months Ended June 30,
	2010			2009
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$173,596	$7,607	5.84%	$180,082	$7,955	5.89%
Securities(2)	44,001	767	2.32%	17,323	523	4.03%
Other interest-earning assets(3)	5,813	122	2.80%	7,761	69	1.19%

Total interest-earning assets	223,410	8,496	5.07%	205,166	8,547	5.55%

Non interest-earning assets	6,910			6,542

Total assets	$230,320			$211,708

Interest-bearing liabilities:
Demand deposits	$29,613	$213	0.96%	$12,786	172	1.79%
Savings and club accounts	40,760	122	0.40%	37,488	113	0.40%
Certificates of deposit	83,139	1,154	1.85%	88,633	2,186	3.29%
Borrowed money(4)	40,187	1,297	4.30%	37,724	1,296	4.58%

Total interest-bearing liabilities	193,699	2,786	1.92%	176,631	3,767	2.84%

Non interest-bearing deposits	13,506			11,701
Other liabilities	2,385			2,021

Total liabilities	209,590			190,353
Total stockholders’ equity	20,730			21,355

Total liabilities and stockholders’ equity	$230,320			$211,708

Interest rate spread		$5,710	3.15%		$4,780	2.71%

Net interest-earning assets/net interest margin	$29,711		3.41%	$28,535		3.11%

Ratio of interest-earning assets to interest-bearing liabilities		1.15x			1.16x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Held to maturity securities included at amortized cost and available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, stock of Federal Home Loan Bank of NY and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds, FHLB advances and securities sold under agreements to repurchase.

Interest Income. Interest income of $8.5 million for the nine months ended June 30, 2010, was $51,000 less than interest income for the nine months ended June 30, 2009. The minor decrease in interest income was primarily due to a decrease of $348,000 in interest income from loans, offset in part by a $297,000 increase in interest income from securities and other interest-earning assets.

Interest income from loans decreased by $348,000 to $7.6 million for the nine months ended June 30, 2010 from $8.0 million for the nine months ended June 30, 2009. The decrease was due to a $6.5 million, or 3.6%, decrease in the average balance of loans to $173.6 million in the nine months ended June 30, 2010 from $180.1 million in the nine months ended June 30, 2009, and by an 5 basis point decrease in the average yield to 5.84% from 5.89%, reflecting lower market rates and the prepayment of loans with higher than market interest rates. The decrease in average loan balances was principally due to normal amortization and prepayments of loan balances and from the decision to sell most conventional one-to-four-family residential mortgage originations into the secondary market, to generate non-interest income and reduce interest rate risk. The decline in one-to-four-family mortgages was partially offset by increases in nonresidential property and multi-family mortgages, and secured commercial loans. Lower average loan balances decreased interest income by $282,000 while the lower interest rates reduced interest income by $66,000.

Interest income from securities increased by $244,000 to $767,000 for the nine months ended June 30, 2010 from $523,000 for the nine months ended June 30, 2009. The increase in interest income from securities was attributable to higher average balances, which increased interest income by $540,000, offset in part by lower yields on the securities portfolio which reduced interest income by $296,000. The increase in the average balances of securities was due to funds from deposit inflows which were invested in short to intermediate-term available-for-sale securities, principally notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies which caused the average balance of securities to increase by $26.7 million in the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009. Interest income on other interest-earning assets increased by $53,000, to $122,000 in the nine months ended June 30, 2010 compared to $69,000 in the nine months ended June 30, 2009 due to higher dividends on FHLB stock and interest on loans originated for resale.

Interest Expense. Interest expense decreased by $981,000, or 26.0%, to $2.8 million in the nine months ended June 30, 2010 compared to $3.8 million in the comparable 2009 period. Interest on demand deposits increased $41,000 as a result of higher average balances which caused a $148,000 increase in interest expense, offset in part by lower interest rates paid on those deposits which decreased interest expense by $107,000. Interest on savings and clubs increased by $9,000 as a result of higher average balances in the nine months ended June 30, 2010 compared to the comparable 2009 period. The increase in interest-bearing demand deposits and savings deposits resulted from transfers from the certificate of deposit category to demand and savings accounts, and more competitive interest rates on money market accounts. Promotional interest rates on certificates of deposit in connection with the opening of the Mount Kisco branch in 2009 initially resulted in significant growth in certificate of deposit balances. In late 2009 and early 2010, customers shifted a portion of those certificates and other deposits to money market and savings accounts and withdrew a portion of these deposits. A promotional certificate of deposit program tied to demand deposit accounts and bill pay services in April 2010 resulted in additional deposits, offsetting part of the previous deposit outflow. Overall, the average balance of certificates of deposit declined by $5.5 million to $83.1 million in the nine months ended June 30, 2010 compared to $88.6 million for the nine months ended June 30, 2009, while the interest rate on those deposits declined from 3.29% in the nine months ended June 30, 2009 to 1.85% in the comparable 2010 period. Interest expense on certificates of deposit decreased by $128,000 in the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 as a result of lower average balances and lower interest rates caused interest expense on certificates of deposit to decrease by $904,000 in the nine month period ended June 30, 2010 compared to the nine months ended June 30, 2009. Higher average balances of FHLB borrowings caused the interest expense on borrowed money to increase by $82,000 in the nine months ended June 30, 2010 compared to the comparable 2009 period, while lower interest rates decreased interest expense by $81,000.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 2.84% in the nine months ended June 30, 2009 to 1.92% in the comparable 2010 period. Of the $981,000 decrease in interest expense, growth in volume of interest-bearing liabilities caused the expense to increase by $111,000, which was more than offset by a decrease in interest expense caused by lower interest rates of $1.1 million in the nine months ended June 30, 2010 compared to the comparable 2009 period.

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

	Nine Months Ended June 30, 2010
	Compared to Nine Months Ended June 30, 2009
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$(282)	$(66)	$(348)
Securities	540	(296)	244
Other interest-earning assets	(21)	74	53

Total interest-earning assets	237	(288)	(51)

Interest-bearing liabilities:
Demand deposits	148	(107)	41
Savings and club accounts	9	—	9
Certificates of deposit	(128)	(904)	(1,032)
Borrowed money	82	(81)	1

Total interest-bearing liabilities	111	(1,092)	(981)

Net interest income	$126	$804	$930

Net Interest Income. Net interest income increased $930,000, or 19.5%, to $5.7 million for the nine months ended June 30, 2010 from $4.8 million for the nine months ended June 30, 2009. Lower yields on average interest-earning assets, net of higher average balances in the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 were more than offset by decreases in the cost of interest-bearing liabilities, net of an increase in interest expense caused by higher average deposit and borrowing balances.

Provision for Loan Losses. The allowance for loan losses was $833,000, or 0.46% of gross loans outstanding, at June 30, 2010 compared to $749,000, or 0.44% of gross loans outstanding, at September 30, 2009. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. Based on that review, in the nine months ended June 30, 2010, $85,000 was added to the allowance for loan losses. As of June 30, 2010 and September 30, 2009, the Company had $1.7 million of non-performing loans which were in process of foreclosure, and were considered impaired and have been placed on non-accrual status. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end.

Non-interest Income. Non-interest income of $606,000 in the nine months ended June 30, 2010 was higher than the $356,000 in the comparable 2009 period primarily as a result of $208,000 of gains on securities sold and a $53,000 increase in gains on sales of loans resulting from higher loan sales volume.

Non-interest Expenses. Non-interest expenses were $6.1 million and $5.2 million for the nine months ended June 30, 2010 and 2009, respectively, representing an increase of $830,000, or 15.9%. An increase of $225,000 during the nine months ended June 30, 2010 in salaries and employee benefits resulted from additional staff for the new Mount Kisco branch, higher incentive compensation and higher pension, medical plan and unemployment expense. Higher occupancy and equipment costs of $219,000 and $60,000, respectively, resulted principally from the new Mount Kisco branch which opened in 2009, higher maintenance and repair costs and higher computer processing costs, including the cost of on-line banking and bill pay services. Professional fees were $192,000 higher in the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009. The nine months ended June 30, 2009 includes credits to professional fees from the reimbursement of legal fees from the insurance carrier in connection with the insurance company settlement of the suit brought by two former employees and the reimbursement of legal fees by the defined benefit pension plan, while the nine months ended June 30, 2010 include higher corporate matter legal fees and higher internal and external audit fees associated with SOX compliance. FDIC insurance premiums in the nine months ended June 30, 2010 were $41,000 higher than in the nine months ended June 30, 2009 as a result of higher regular assessment rates and the impact of higher deposit balances. Directors’ fees increased by $45,000 in the nine month period ended June 30, 2010 compared to the nine month ended June 30, 2009 as a result of additional board members, more committee meetings and a newly instituted annual retainer for the Chairman of the Board in the 2010 fiscal year. Other non-interest expense increased by $54,000 in the nine months ended June 30, 2010 compared to the 2009 period as a result of costs associated with the Advisory Committee, OTS fees and other operating expenses.

Income Tax Expense. Income tax expense was $89,000 in the nine months ended June 30, 2010 compared to a benefit of $14,000 in the comparable 2009 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the nine months ended June 30, 2010 and 2009 was different than the statutory rate as a result of providing for New York State minimum taxes and certain non-deductible expenses.

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

The table below sets forth the latest available estimated changes in net interest income, as of March 31, 2010, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
300	$7,660	$(507)	-6.2%
200	7,927	(240)	-2.9%
100	8,057	(110)	-1.3%
0	8,167	—	—
-100	8,012	(155)	-1.9%

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

The Company’s primary sources of funds are deposits, the Certificate of Deposit Account Registry Service, or “CDARS” network, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and borrowing agreements which exist with the FHLB and the Federal Reserve which provide an additional source of funds. At June 30, 2010 and September 30, 2009, the Company had $34.6 million and $34.7 million of advances from the FHLB outstanding, respectively. At June 30, 2010, the Company had $8.5 million of CDARS deposits. The Company had no CDARS deposits at September 30, 2009 and had no brokered deposits at June 30, 2010 or September 30, 2009.

In the nine months ended June 30, 2010, net cash used by operating activities was $1.8 million, compared to net cash used by operating activities of $1.9 million in the same period in 2009. In the nine months ended June 30, 2010 and 2009, net income included non-cash expenses (consisting of depreciation, amortization, provision for loan losses, deferred taxes and stock-based compensation) of $621,000 and $753,000, respectively. Loans originated for resale, net of proceeds from loans sold used $1.1 million and $1.8 million of cash in the nine months ended June 30, 2010 and 2009, respectively. In order to reduce sensitivity to interest rate risk, provide for additional liquidity and enhance non-interest income, the Company began selling most of its one-to-four-family loan originations in late 2008. The increase in other assets in the nine month period ended June 30, 2010 resulted principally from to the required prepayment of FDIC insurance premiums for the three year period ending December 31, 2012.

In the nine months ended June 30, 2010, investing activities provided $2.4 million of cash, compared to using $31.0 million of cash in the same period in 2009. In the nine months ended June 30, 2010, sales of securities, along with maturities, calls and repayments, net of purchases, provided $12.2 million of cash and a net increase in loans used $9.7 million of cash. During the nine month period ended June 30, 2010, proceeds from sales of securities held to maturity totaled $163,000, including gross gains of $9,000. The securities sold consisted of mortgaged-backed securities on which the Company had already collected more than eighty five percent of the principal outstanding at the sale date. There were no sales of securities held to maturity during the nine month period ended June 30, 2009. In the nine months ended June 30, 2009, net securities investment activities used $40.1 million of cash and a net decrease in loans provided $9.4 million of cash.

Net cash used by financing activities was $409,000 in the nine months ended June 30, 2010 compared to net cash provided from financing activities of $37.3 million in the nine months ended June 30, 2009. In the nine months ended June 30, 2010, changes in deposit balances used $1.1 million of cash, while providing $53.7 million of cash in the nine months ended June 30, 2009. Net repayments of borrowings from FHLB used $110,000 and $16.0 million of cash in the nine months ended June 30, 2010 and 2009, respectively. In the nine months ended June 30, 2009, the purchase of treasury stock used $590,000 of cash.

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

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2010, the Company had cash and cash equivalents of $7.5 million and available for sale securities of $46.6 million. At June 30, 2010, the Company has outstanding commitments to originate loans of $4.6 million and $11.2 million of undisbursed funds from approved lines of credit, principally under a homeowners’ equity line of credit lending program. Certificates of deposit scheduled to mature in one year or less at June 30, 2010, totaled $72.2 million. Management believes that, based upon its experience and the Company’s deposit flow history, a significant portion of such deposits will remain with the Company.

On April 17, 2008 and September 25, 2008, the Company’s Board of Directors approved stock buy back plans that authorized the Company to buy back up to 98,647 and 93,715 shares of the outstanding stock of the Company, respectively. The buy backs were administered as 10(b)5-1 plans by Stifel Nicolaus, the Company’s investment banker. Through September 30, 2009, 98,647 shares of the Company’s common stock had been purchased for $999,000 under the first plan and 93,715 shares of common stock had been repurchased for $661,000 under the second plan. During the nine month period ended June 30, 2010, no shares of common stock were repurchased.

The Company has an overnight line of credit and a one month overnight repricing line of credit commitment with the FHLB of NY totaling $28.5 million, which expire on September 3, 2010, neither of which was drawn at June 30, 2010. The Company’s overall credit exposure at the FHLB of NY cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loan and securities pledged as collateral.

The following table sets forth the Bank’s capital position at June 30, 2010, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total capital (to risk-weighted assets)	$19,366	17.19%	≥$9,011	≥8.00%	≥$11,264	≥10.00%
Core (Tier 1) capital (to risk-weighted assets)	18,533	16.45	N/A	N/A	≥6,758	≥6.00
Core (Tier 1) capital (to total adjusted assets)	18,533	7.67	≥9,669	≥4.00	≥12,086	≥5.00
Tangible capital (to total adjusted assets)	18,533	7.67	≥3,626	≥1.50	N/A	N/A

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

Part II: Other Information

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended September 30, 2009, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

The full impact of the Dodd-Frank Act on the operations of the Bank and Company are currently unknown given that much of the details and substance of the new laws will be determined through agency rulemaking. The compliance burden and impact on the operations and profitability of the Bank and Company with respect to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of federal savings associations and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations.

The elimination of the OTS and transfer of the OTS’s supervisory and rulemaking functions to various federal banking agencies will change the way that the Bank and Company are regulated. As the OTS is due to be abolished 90 days after transferring its supervisory and rulemaking functions to various federal agencies, both the Bank and Company will be transitioning to the jurisdiction of new primary federal regulators, which will change the way that the Bank and Company are regulated. Specifically, the OTS’s supervisory and rulemaking functions (except for consumer protection) relating to all federal savings associations will be transferred to the OCC, while the OTS’s supervisory and rulemaking functions relating to savings and loan holding companies and their non-depository institution subsidiaries (excluding subsidiaries of the federal savings association) will be transferred to the FRB. While the OCC and FRB are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the Home Owners’ Loan Act (“HOLA”), the transition of supervisory functions from the OTS to the OCC (with respect to the Bank) and the FRB (with respect to the Company), could alter the operations of the Bank and Company so as to be more closely aligned with the OCC’s and FRB’s respective supervision of national banks and bank holding companies. While the functions of the OTS pertaining to the Bank and Company will formally be transferred to the OCC and FRB in July 2011 (or else by January 2012 if a six-month extension is required), the Bank and the may see changes in the way they are supervised and examined sooner, and may experience operational challenges in the course of transition to their new regulators.

The new Bureau of Consumer Financial Protection (“BCFP”) may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank. The BCFP has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The potential reach of the BCFP’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.

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

CMS Bancorp, Inc.

Date: August 4, 2010	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: August 4, 2010	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer