Form 10-K
period 2010-09-30
CMS Bancorp, Inc.
filed 2010-12-15
CIK 1350072

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of March 31, 2010 was $10.7 million.

As of December 15, 2010, the registrant had 1,862,803 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s 2010 Annual Report to stockholders are incorporated by reference into Part II. Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in interest rates;

•	our allowance for loan losses may not be sufficient to cover actual loan losses;

•	the risk of loss associated with our loan portfolio;

•	lower demand for loans;

•	changes in our asset quality;

•	other-than-temporary impairment charges for investments;

•	the soundness of other financial institutions;

•	changes in liquidity;

•	changes in our reputation;

•	higher FDIC insurance premiums;

•	changes in the real estate market or local economy;

•	our ability to successfully implement our future plans for growth;

•	natural or man-made disasters and public health issues such as the H1N1 flu outbreak;

•	our ability to retain our executive officers and other key personnel;

•	competition in our primary market area;

•	changes in laws and regulations to which we are subject;

•	the effects of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	recent developments affecting the financial markets;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents; and

•	the low trading volume in our stock.

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

General

CMS Bancorp, Inc. (“CMS Bancorp”) is a Delaware corporation that completed its initial public offering on April 3, 2007 in connection with the reorganization of Community Mutual Savings Bank (“Community Mutual”) from a New York state-chartered mutual savings bank into a federal stock savings bank form of organization. Community Mutual is a wholly-owned subsidiary of CMS Bancorp. CMS Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “CMSB.”

CMS Bancorp’s principal business is its investment in Community Mutual. CMS Bancorp is headquartered in White Plains, New York and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and by the Deposit Insurance Fund (“DIF”) up to the applicable legal limits. As a federal stock savings bank, Community Mutual is currently regulated, supervised and examined by the Office of Thrift Supervision (the “OTS”). Community Mutual conducts its operations mainly through its corporate administrative office in White Plains, New York and five retail banking offices located in Westchester County, New York. Community Mutual’s principal business is accepting deposits from the general public and using those deposits to make residential loans, as well as, to a lesser extent, commercial real estate loans and consumer loans to individuals and small businesses primarily in Westchester County and the neighboring areas in New York State. Community Mutual also currently invests in short- and medium-term marketable securities and other liquid investments.

Unless otherwise indicated, the information presented in this Annual Report on Form 10-K represents the consolidated activity of CMS Bancorp and Community Mutual for the fiscal year ended September 30, 2010.

At September 30, 2010, total assets were $247.4 million, deposits were $188.3 million and total stockholders’ equity was $21.8 million.

Business Strategy

The mission of CMS Bancorp is to operate and grow Community Mutual as a profitable community-oriented financial institution serving primarily individual customers and small businesses through retail operations in our market area. CMS Bancorp and Community Mutual believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high quality customer service. In connection with Community Mutual’s overall growth strategy, it seeks to:

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

Under its current management team, CMS Bancorp and Community Mutual are committed to making Community Mutual’s operations more efficient, controlling non-interest expense and implementing an aggressive sales and marketing culture to enhance productivity and loan originations and improve the operations of its retail banking office network. In addition, management continues to monitor the loan portfolio, the real estate market and loan underwriting standards to minimize the impact of any volatility in the financial markets or decline in the economy generally as well as in our market area.

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

The Westchester market area is characterized by a thriving, vibrant and affluent suburban economy. Based on data provided by the U.S. Bureau of Economic Analysis as of 2008, Westchester continues to be one of the state’s wealthiest counties, with a population of approximately 950,000 and an estimated per capita personal income of $77,192. Westchester County is the headquarters location of more than 170 businesses, including household names like Pepsico, Inc. and IBM Corporation. While current economic conditions, including but not limited to unemployment and declines in home values have had a negative impact on the local economy, these factors have not had a significant negative impact on Community Mutual to date.

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

Lending Activities

OTS regulations require savings banks to adopt and maintain a written policy that establishes appropriate limits and standards for all extensions of credit that (i) are secured by liens on or interests in real estate, or (ii) are made for the purpose of financing the construction of a building or other improvements to real estate. The OTS regulations also require Community Mutual to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Community Mutual is also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified. Community Mutual has established and implemented these required policies regarding its real estate lending activities.

Loan Portfolio Composition. Community Mutual has a long standing commitment of originating residential loans and, in recent years, multi-family, non-residential and commercial loans. In late 2008, Community Mutual began to sell most of its one-to-four-family loan originations to the secondary market. In the years ended September 30, 2010 and 2009, Community Mutual originated $16.9 million and $12.5 million of loans for resale. At September 30, 2010, Community Mutual had total loans of $179.4 million, of which $123.1 million, or 68.6%, were one-to-four-family residential mortgages. Of the one-to-four-family residential mortgage loans outstanding at September 30, 2010, 86.6% were fixed-rate loans and 13.4% were adjustable-rate mortgage loans. Community Mutual’s residential loan origination activity is primarily concentrated in Westchester County, New York. At September 30, 2010, 69.8% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in Westchester County, 17.0% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in Putnam, Rockland, Dutchess and the Bronx counties of New York and 13.2% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in other counties in New York and outside of the state of New York.

Community Mutual also originates multi-family, non-residential, construction, home equity and second mortgage and commercial loans both within and outside of Westchester County, New York. At September 30, 2010, Community Mutual had $55.9 million, or 31.2% of total loans, in these loan categories.

As of September 30, 2010, non-real estate consumer loans comprised $386,000, or 0.2%, of Community Mutual’s loan portfolio.

The following table sets forth the composition of Community Mutual’s mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.

	At September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
One-to-four-family	$123,116	68.6%	$135,580	80.2%	$156,519	86.8%	$131,579	90.2%	$86,774	90.1%
Multi-family	9,124	5.1%	4,021	2.4%	2,435	1.4%	1,509	1.0%	1,757	1.8%
Non-residential	22,259	12.4%	10,170	6.0%	9,819	5.5%	2,879	2.0%	1,145	1.2%
Construction	796	0.4%	667	0.4%	2,409	1.3%	954	0.7%	250	0.3%
Equity and second mortgages	9,454	5.3%	9,245	5.5%	8,147	4.5%	7,974	5.5%	5,646	5.8%

Total real estate loans	164,749	91.8%	159,683	94.5%	179,329	99.5%	144,895	99.4%	95,572	99.2%

Commercial loans	14,255	8.0%	8,985	5.3%	600	0.3%	500	0.3%	550	0.6%

Consumer:
Passbook	363	0.2%	301	0.2%	371	0.2%	424	0.3%	151	0.2%
Student loans	10	0.0%	15	0.0%	17	0.0%	20	0.0%	26	0.0%
Checking overdraft	13	0.0%	17	0.0%	18	0.0%	15	0.0%	18	0.0%

Total other loans	386	0.2%	333	0.2%	406	0.2%	459	0.3%	195	0.2%

Total loans	179,390	100.0%	169,001	100.0%	180,335	100.0%	145,854	100.0%	96,317	100.0%

Allowance for loan losses	(1,114)		(749)		(516)		(269)		(216)
Net deferred origination costs and fees	790		1,041		1,314		1,116		631

Total loans receivable, net	$179,066		$169,293		$181,133		$146,701		$96,732

Loan Maturity. The following tables present the contractual maturity of Community Mutual’s loans, the aggregate dollar amounts of the loans, and whether these loans had fixed or adjustable interest rates at September 30, 2010. The table does not include the effect of prepayments or scheduled principal amortization.

	At September 30, 2010
	One- to four- family	Multi- family	Non- residential	Commercial	Equity and second mortgages	Construction and Consumer	Total
	(Dollars in thousands)
Amount due:
One year or less	$20	$—	$—	$2,537	$—	$1,109	$3,666

More than one year to three years	368	471	1,209	1,062	—	38	3,148
More than three years to five years	1,606	301	3,232	915	—	35	6,089
More than five years to ten years	13,748	1,159	9,651	3,105	40	—	27,703
More than ten years to twenty years	10,685	447	—	1,645	7,343	—	20,120
More than twenty years	96,689	6,746	8,167	4,991	2,071	—	118,664

Total due after one year	123,096	9,124	22,259	11,718	9,454	73	175,724

Total due:	$123,116	$9,124	$22,259	$14,255	$9,454	$1,182	179,390

Allowance for loan losses							(1,114)
Net deferred origination costs and fees							790

Loans receivable, net							$179,066

Amount due after one year:
Fixed rate	$106,703	$2,973	$9,855	$718	$3,363	$73	$123,685
Adjustable rate	$16,393	$6,151	$12,404	$11,000	$6,091	$—	$52,039

The following table presents Community Mutual’s loan originations, purchases, sales and principal repayments for the periods indicated.

	For the Year Ended September 30,
	2010	2009
	(Dollars in thousands)
Loans receivable, net at beginning of period	$169,001	$180,335

Originations by type:
One- to four-family	4,642	4,851
Home equity (net increase)	227	1,098
Other	24,784	11,958

	29,653	17,907
Principal repayments	(19,264)	(29,241)

Loans receivable, net at end of period	$179,390	$169,001

Loans held for sale at beginning of period	$635	$—
Originations of one- to four-family	16,872	12,527
Loans sold	(16,950)	(11,892)

Loans held for sale at end of period	$557	$635

Residential Mortgage Lending. Community Mutual has historically emphasized the origination of mortgage loans secured by one-to-four-family properties that serve as the primary residence of the owner. In late 2008, Community Mutual began to sell or refer most of its one-to-four-family loan originations to the secondary market, which resulted in realized gains of $361,000 and $270,000 in the years ended September 30, 2010 and 2009, respectively. In the years ended September 30, 2010 and 2009, Community Mutual originated $16.9 million and $12.5 million of loans for resale. As of September 30, 2010, loans on one-to-four-family residential properties accounted for $123.1 million, or 68.6%, of Community Mutual’s total loan portfolio. Of residential mortgage loan balances outstanding on that date, 86.6% were fixed rate loans and 13.4% were adjustable-rate loans.

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

Community Mutual also offers adjustable-rate mortgage loans with a maximum term of 30 years. Adjustable-rate loans offered by Community Mutual include loans that provide for an interest rate based on the interest paid on U.S. Treasury securities of corresponding terms plus a margin of up to 2.75%. At times, Community Mutual offers adjustable-rate loans with initial rates below those that would prevail under the foregoing computations, based upon its determination of market factors and competitive rates for adjustable-rate loans in its market area. Borrowers of adjustable-rate loans are qualified at the fully indexed rate at the time of origination.

Community Mutual’s adjustable-rate mortgages include limits on increases or decreases in the interest rate of the loan. The interest rate generally may increase or decrease by a maximum of 2.0% per adjustment with a ceiling rate over the life of the loan. The retention of adjustable-rate mortgage loans in Community Mutual’s loan portfolio helps reduce exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

During the year ended September 30, 2010, Community Mutual originated $1.0 million in adjustable-rate mortgage loans and $3.6 million in fixed-rate loans. Community Mutual does not conduct any sub-prime residential mortgage lending activities.

Multi-family Loans. Community Mutual actively seeks opportunities to make loans secured by real estate improved with multi-family (five or more units) buildings. These loans are structured with repayment terms of up to 30 years. Interest rates are generally reset every five years during the term of the loan based on an established index and spread. Multi-family loans represented 5.1% of total loans at September 30, 2010.

Construction Loans. Community Mutual offers short-term construction loans to well established builders for projects that are substantially preleased or presold, where a takeout commitment is in place through Community Mutual or another lender. For these types of loans, Community Mutual generally obtains the personal guarantee of the builder. Construction real estate loans represented 0.4% of total loans at September 30, 2010.

Home Equity Loans and Lines of Credit. Community Mutual offers home equity loans and lines of credit that are secured by the borrower’s primary residence. Community Mutual’s home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity loans and lines of credit are offered with terms up to 25 years. Community Mutual’s home equity loans and home equity lines of credit are originated with either fixed or adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten under the same criteria that Community Mutual uses to underwrite one-to-four-family loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing mortgage loan. At the time that Community Mutual closes a home equity loan or line of credit, it records a mortgage to perfect its security interest in the underlying collateral. At September 30, 2010, the outstanding balances of home equity loans and lines of credit totaled $9.5 million, or 5.3% of its loan portfolio. Of these loans, $6.1 million had adjustable rates of interest and $3.4 million were at fixed interest rates.

Non-Residential Real Estate Loans. In underwriting non-residential real estate loans, consideration is given to the property’s historic and projected future cash flow, current and projected occupancy, location and physical condition. At September 30, 2010, Community Mutual’s non-residential real estate loan portfolio consisted of 21 loans totaling $22.3 million, or 12.4% of total loans. The non-residential real estate portfolio consists of loans that are collateralized by properties in Community Mutual’s normal lending area. Community Mutual lends up to a maximum loan-to-value ratio of 80% on commercial properties and usually requires the net operating income generated by the property to cover the debt service by a minimum of 1.2 times.

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

Commercial Loans. In addition to non-residential real estate loans, Community Mutual also engages in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At September 30, 2010, Community Mutual’s commercial loan portfolio consisted of 39 loans, totaling $14.3 million.

Unless otherwise structured as a mortgage on commercial real estate, such loans generally are limited to terms of five years or less and have variable interest rates tied to the prime rate. Whenever possible, Community Mutual collateralizes these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment and personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages.

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

Consumer Loans. Community Mutual offers a variety of consumer loans to meet customer demand and the needs of the community and to increase the yield on its loan portfolio. At September 30, 2010, the consumer loan portfolio totaled $386,000, or 0.2%, of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. Community Mutual expects consumer lending to be an area of gradual lending growth, with installment loans continuing to account for the major portion of its consumer lending volume.

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

Loan Approval Procedures and Authority. Community Mutual’s lending policies provide that the maximum mortgage amount is 90% of the Community Mutual’s legal lending limit ($2.9 million for loans not secured by readily marketable collateral as of September 30, 2010), with minimum mortgage amounts generally limited to $100,000. Once Community Mutual receives a completed application, depending upon the size of the requested loan and its conformity with lending policy, each qualifying application is presented to the Senior Lending Officer and the President and Chief Executive Officer; the Loan Committee (which consists of bank directors and officers); or the Board of Directors for approval.

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

At September 30, 2010, the Company had one-to-four family mortgage loans in the amount of $2.4 million or 1.36% of total loans that were considered to be impaired. Interest income recorded on impaired loans during the year ended September 30, 2010 was $43,000 and had all such loans been performing in accordance with their original terms, additional interest income of $105,000 would have been recognized.

Delinquent Loans and Foreclosures. When a borrower fails to make required payments on a loan, Community Mutual takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, Community Mutual’s mortgage servicer is responsible for collection procedures pursuant to timetables that are in conformity with industry guidelines, including those of the Federal National Mortgage Association, Federal Housing Association, and Veterans’ Administration and

applicable law and regulation. Community Mutual encourages borrowers who are delinquent to utilize the loss mitigation counseling services provided by the servicer. When a borrower has suffered some type of financial hardship that has caused them to become delinquent, Community Mutual offers various workout options to assist the borrower in bringing the loan current. It has been Community Mutual’s experience that the application of these procedures results in most loan delinquencies being cured with minimal expense or loss.

In situations where a borrower fails to bring a loan current or enter into an acceptable remediation plan, the loan will be recommended for foreclosure when it becomes 90 days past due. The Senior Lending Officer will review this recommendation and, if in concurrence, will send the loan to Community Mutual’s Loan Committee for approval to proceed with the foreclosure action. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, Community Mutual either sells the real property securing the loan at the foreclosure sale or sells the property as soon thereafter as practical. In the event a deficiency balance remains after the sale of the foreclosed property, Community Mutual seeks collection of the deficiency balance.

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

	At September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans past due 90 days or more but still accruing:
Mortgage loans on real estate:
Residential	$523	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Other loans:
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	1	1
Student loans	2	4	4	—	—

Total	$525	$4	$4	$1	$1

Residential Mortgage loans accounted for on a nonaccrual basis	$2,447	$1,667	$1	$—	$—

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

Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Loans which are not impaired are collectively evaluated for reserve purposes. Community Mutual had 9 and 7 loans totaling $2.4 million and $1.7 million at September 30, 2010 and 2009, respectively, which were classified as substandard, placed on non-accrual status and which were in various stages of foreclosure.

Foreclosed real estate consists of property acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Community Mutual had no foreclosed real estate at September 30, 2010 or 2009.

Allowance for Loan Losses. The following table sets forth activity in Community Mutual’s allowance for loan losses and other ratios at or for the dates indicated.

	For the Years Ended September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period:	$749	$516	$269	$216	$238

Charge-offs:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	3	—	1	7	24
Unsecured	—	—	—	—	—

Total	3	—	1	7	24

Recoveries:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	2	3	—	—	2
Unsecured	—	—	—	—	—

Total	2	3	—	—	2

Net (charge-offs)/recoveries	(1)	3	(1)	(7)	(22)

Provisions charged to operations	366	230	248	60	—

Balance at end of period	$1,114	$749	$516	$269	$216

Average loans outstanding	$174,634	$177,239	$160,695	$111,089	$85,685

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.00%	0.00%	0.01%	0.03%

The allowance for loan losses is a valuation account that reflects Community Mutual’s evaluation of the losses inherent in its loan portfolio. Community Mutual maintains the allowance through provisions for loan losses that it charges to income. Community Mutual charges losses on loans against the allowance for loan losses when it believes that the collection of loan principal is unlikely.

The allowance for loan losses was $1.1 million, or 0.62%, of gross loans outstanding at September 30, 2010 compared to $749,000, or 0.44%, of gross loans outstanding at September 30, 2009. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of September 30, 2010 and 2009, Community Mutual had $2.4 million and $1.7 million of non-accruing loans, substantially all of which are in process of foreclosure and are considered impaired. In addition, $523,000 of residential mortgage loans and $2,000 of student loans were 90 days or more delinquent, but still accruing interest. These loans had not been placed on nonaccrual status because of payment or finalization of loan modification shortly after September 30, 2010 in the case of the residential mortgages and because of guarantees by New York State in the case of the student loans. The increase in impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. As of September 30, 2010 and 2009, the allowance for loan losses was 0.62% and 0.44% of loans outstanding, respectively. There were $3,000 of loans charged off in the year ended September 30, 2010 and $2,000 and $3,000 of recoveries in the years ended September 30, 2010 and 2009 respectively. Despite a weak economy nationally as well as in our primary market area, there was no material shift in the loan portfolio, loss experience, or other factors affecting Community Mutual, other than growth in non-residential real estate and commercial loans. As a result of the deterioration of economic conditions, continued high unemployment, declines in real estate values in CMS Bancorp’s primary market area, lower commercial real estate cash flows, higher commercial loans and a modest increase in delinquencies, $366,000 and $230,000 was added to the allowance for loan losses in the years ended September 30, 2010 and 2009, respectively. Community Mutual has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

In addition, the OTS, as an integral part of its examination process, periodically reviews Community Mutual’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OTS may require Community Mutual to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on the examiners’ judgments of information available to them at the time of their examination. An increase in the allowance for loan losses would adversely affect Community Mutual’s results of operations.

Community Mutual believes that its allowance for loan losses adequately reflects the level of risk in its loan portfolio. Through normal internal credit review procedures management identifies potential problem loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers to experience difficulties in the future in complying with loan repayments.

The following table presents Community Mutual’s allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	At September 30,
	2010			2009			2008
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family	$604	$123,116	68.6%	$545	$135,580	80.2%	$198	$156,519	86.8%
Multi-family	9	9,124	5.1%	3	4,021	2.4%	1	2,435	1.4%
Non-Residential	52	22,259	12.4%	22	10,170	6.0%	127	9,819	5.5%
Construction	21	796	0.4%	8	667	0.4%	117	2,409	1.3%
Equity & Second	53	9,454	5.3%	125	9,245	5.5%	15	8,147	4.5%

	739	164,749	91.8%	703	159,683	94.5%	458	179,329	99.5%
Commercial	364	14,255	8.0%	36	8,985	5.3%	44	600	0.3%
Consumer	11	386	0.2%	10	333	0.2%	14	406	0.2%

Total	$1,114	$179,390	100.00%	$749	$169,001	100.00%	$516	$180,335	100.00%

	At September 30,
	2007			2006
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family	$44	$131,579	90.2%	$26	$86,774	90.1%
Multi-family	5	1,509	1.0%	6	1,757	1.8%
Non-Residential	10	2,879	2.0%	30	1,145	1.2%
Construction	57	954	0.7%	7	250	0.3%
Equity & Second	55	7,974	5.5%	47	5,646	5.8%

	171	144,895	99.4%	116	95,572	99.2%
Commercial	30	500	0.3%	15	550	0.6%
Consumer	68	459	0.3%	25	195	0.2%
Unallocated	—	—	—	60	—	—

Total	$269	$145,854	100.00%	$216	$96,317	100.00%

Investment Activities

Community Mutual’s Board of Directors reviews and approves Community Mutual’s asset liability and investment policy on an annual basis. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on established guidelines.

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

Securities Portfolio. Community Mutual classifies securities as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. At September 30, 2010, Community Mutual did not have any held to maturity securities and available for sale investments totaled $56.3 million, or 23.2%, of Community Mutual’s total assets. During the year ended September 30, 2010, Community Mutual purchased $44.9 million of available for sale securities and received proceeds of $47.4 million from the repayment, sale, and calls of available for sale securities. The balance of securities consisted of other interest earning deposits and Federal Home Loan Bank of New York (“FHLB-NY”) stock.

Community Mutual’s investment securities consist of fixed-rate and adjustable-rate government-sponsored enterprise securities and mortgage-backed securities, all of which are directly or indirectly insured or guaranteed by the issuing agency. The following table sets forth the composition of Community Mutual’s securities and interest-earning assets portfolios at the dates indicated.

	At September 30,
	2010		2009		2008
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities:
Government National Mortgage Corporation	$4,635	7.6%	$57	0.1%	$69	0.4%
Federal National Mortgage Association	—	—	10,161	15.2%	4,261	24.9%
Federal Home Loan Mortgage Corporation	5,803	9.5%	11,685	17.5%	2,020	11.8%
Federal Home Loan Bank	—	—	1,748	2.6%	1,830	10.7%
Small Business Administration	7,284	12.0%	10,408	15.6%	—	—%
Federal agency obligations	38,614	63.4%	24,428	36.5%	1,999	11.8%

Total securities available for sale	56,336	92.5%	58,487	87.5%	10,179	59.6%

Securities held to maturity:
Mortgage-backed securities:
Government National Mortgage Association	—	—	156	0.2%	191	1.1%

Total securities held to maturity	—	—	156	0.2%	191	1.1%

Other interest-earning assets:
Federal Home Loan Bank of New York stock	1,956	3.2%	1,938	2.9%	2,587	15.1%
Interest-earning deposits	2,616	4.3%	6,296	9.4%	4,132	24.2%

Total other interest-earning assets	4,572	7.5%	8,234	12.3%	6,719	39.3%

Total	$60,908	100.0%	$66,877	100.0%	$17,089	100.0%

Securities Portfolio Maturities. The following table sets forth the scheduled maturities and weighted average yields for Community Mutual’s available for sale investment securities at September 30, 2010. Actual maturities could differ.

	After One Year Through Five Years	% of Total	Weighted Average Yield	After Five Years Through Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. agency obligations	$26,838	47.7%	2.1%	$11,776	20.9%	2.4%	$—	—	—	$38,614	68.6%	2.2%
Mortgage-backed securities:
Government National Mortgage Association	—	—	—	—	—	—	4,635	8.2%	2.1%	4,635	8.2%	2.1%
Small Business Administration	—	—	—	—	—	—	7,284	12.9%	1.0%	7,284	12.9%	1.0%
Federal Home Loan Mortgage Corporation	1,033	1.8%	3.5%	4,770	8.5%	3.5%	—	—	—	5,803	10.3%	3.4%

Total	$27,871	49.5%	2.1%	$16,546	29.4%	2.7%	$11,919	21.1%	1.4%	$56,336	100.0%	2.1%

Deposit Activity and Sources Of Funds

General. Community Mutual’s primary sources of funds for use in lending, investing and for other general purposes are derived from retail deposits, scheduled amortization and prepayments of loan principal, maturities and calls of investments securities, borrowings, brokered certificates of deposit, the Certificate of Deposit Registry Service, or “CDARS” network and funds generated from operations.

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

When Community Mutual determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 46.8% of total deposits as of September 30, 2010. Also at September 30, 2010, time deposits with remaining terms to maturity of less than one year amounted to $85.9 million.

Deposit Distribution Weighted Average. The following table presents the distribution of Community Mutual’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At September 30,
	2010			2009			2008
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$14,094	7.5%	0.00%	$16,607	9.0%	0.00%	$10,361	8.0%	0.00%
Interest bearing	32,761	17.4%	0.80%	24,232	13.2%	1.02%	10,092	7.8%	1.86%

	46,855	24.9%	0.56%	40,839	22.2%	0.61%	20,453	15.8%	0.92%
Savings and club	41,320	21.9%	0.40%	42,046	22.8%	0.40%	37,933	29.5%	0.40%
Certificates of deposit	100,131	53.2%	1.71%	101,502	55.0%	2.53%	70,371	54.7%	3.50%

Total deposits	$188,306	100.0%	1.14%	$184,387	100.0%	1.61%	$128,757	100.0%	2.17%

Time Deposit Maturities. At September 30, 2010, Community Mutual had $40.8 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$10,887
Over three months through six months	4,510
Over six months through 12 months	18,903
Over 12 months	6,472

Total	$40,772

Time Deposit Balances by Rates. The following table presents, by interest rate ranges, information concerning Community Mutual’s time deposit accounts outstanding as of September 30, 2010.

	At September 30, 2010
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
1.00% and under	$20,679	$1,025	$—	$—	$21,704	21.7%
1.01% to 2.00%	48,819	2,246	259	18	51,342	51.2%
2.01% to 3.00%	12,979	2,072	—	3,184	18,235	18.3%
3.01% to 4.00%	13	3,187	1,389	—	4,589	4.6%
4.01% to 5.00%	3,221	89	448	267	4,025	4.0%
5.01 % and over	236	—	—	—	236	0.2%

Total	$85,947	$8,619	$2,096	$3,469	$100,131	100.0%

Borrowings. Community Mutual currently borrows funds from the Federal Home Loan Bank of New York, or FHLB-NY, to finance its lending and investing activities, and may continue to borrow funds in the future. We are a member of the FHLB-NY and have the ability to borrow on an overnight or term basis. Community Mutual’s overall credit exposure at the FHLB-NY cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loan and securities pledged as collateral. Borrowings from the FHLB-NY as of September 30, 2010 were as follows:

Five year advance, maturing August 15, 2012, with interest payable quarterly at 4.78%	$10,000
Five year advance, maturing August 8, 2012, with interest payable quarterly at 4.81%	10,000
Seven year advance, maturing December 29, 2014, with interest payable quarterly at 3.56%	5,000
Seven year fixed rate advance with interest at 5.57%, payable in monthly installments of principal and interest of $57,000 with a balloon payment of $8,925,000 on August 8, 2014	9,578

Total	$34,578

Employees

At September 30, 2010, CMS Bancorp and Community Mutual had 42 full-time and 2 part-time employees. None of CMS Bancorp’s or Community Mutual’s employees is represented by a collective bargaining agreement. Management believes that it enjoys excellent relations with its personnel.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to CMS Bancorp or Community Mutual. For federal income tax purposes, Community Mutual reports its income on the basis of a taxable year ending September 30, using the accrual method of accounting, and is generally subject to federal income taxation in the same manner as other corporations. CMS Bancorp and Community Mutual constitute an affiliated group of corporations and, therefore, report their income on a consolidated basis. Community Mutual is not currently under audit by the Internal Revenue Service and has not been audited by the IRS during the past five years.

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

As discussed below under “Developments in Regulation of the Financial Sector,” both CMS Bancorp and Community Mutual will be transitioning to the jurisdictions of new and separate primary federal regulators on July 21, 2011, and the OTS will be abolished 90 days thereafter. Any change in the laws and regulations applicable to CMS Bancorp or Community Mutual, whether by the OTS, the FDIC or through legislation, including changes mandated by the recently enacted financial reform legislation discussed below, could have a material adverse impact on CMS Bancorp and Community Mutual and our operations and shareholders.

Federal Savings Bank Regulation

Primary Regulation by the OTS. The OTS has extensive authority over the operations of federal savings banks, including Community Mutual. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank can engage and is intended primarily for the protection of the DIF and depositors, and to assure the ongoing safety and soundness of institutions regulated by the OTS. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such laws and regulations or interpretations thereof, whether by the OTS, the FDIC or through legislation, could have a material adverse impact on Community Mutual, and its operations and on us and our stockholders.

Community Mutual is required to file periodic reports with the OTS and is subject to periodic examinations primarily by the OTS, but also to examination and oversight by the FDIC.

Lending and Investment Authority. Community Mutual derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and the regulations of the OTS thereunder. Under these laws and regulations, Community Mutual and any operating subsidiary may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Community Mutual may also establish service corporations that may engage in activities not otherwise permissible for Community Mutual, including certain real estate equity investments and securities and insurance brokerage activities. Community Mutual’s authority to make certain types of loans or other investments is limited by law and regulation.

Loans-to-One-Borrower Limitations. Under the HOLA, Community Mutual is generally subject to the same limits on loans to one borrower as a national bank. Subject to certain exceptions for residential real estate development loans, Community Mutual’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed 15% of Community Mutual’s unimpaired capital and surplus. Community Mutual may lend additional amounts up to 10% of its unimpaired capital and surplus if the loans or extensions of credit are fully secured by readily-marketable collateral. Community Mutual currently complies with these loans-to-one-borrower limitations. At September 30, 2010, Community Mutual’s largest aggregate amount of loans to one borrower totaled $2,432,000. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Community Mutual.

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

As of September 30, 2010, Community Mutual held 96.7% of its portfolio assets in qualified thrift investments and had more than 85.0% of its portfolio assets in qualified thrift investments for each of the 12 months ending September 30, 2010. Therefore, Community Mutual qualified under the QTL test.

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

In addition, if the institution fails to regain the QTL status within one year after failing the test, then its holding company will be deemed to be a bank holding company and will be required to register with the Federal Reserve Board (“FRB”) as such.

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

In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Community Mutual, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Community Mutual’s risk profile. At September 30, 2010, Community Mutual exceeded each of its capital requirements with a tangible capital ratio of 7.60%, leverage capital ratio of 7.60% and total risk-based capital ratio of 17.13%.

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

The CRA also requires all institutions to make public disclosure of their CRA ratings. Community Mutual received a “Satisfactory” CRA rating in its most recent CRA examination as of December 31, 2005. OTS regulations also require that federal savings banks publicly disclose certain agreements that are in fulfillment of the CRA. We have no such agreements in place at this time.

Transactions with Affiliates. Community Mutual’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W issued by the FRB, as well as additional limitations as adopted by the Director of the OTS. Under the FRA and Regulation W, the aggregate amount of covered transactions that an institution may engage in with any individual affiliate is limited to 10% of the unimpaired capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s unimpaired capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described under federal law. The purchase of low-quality assets from affiliates is permitted only under certain circumstances. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliates.

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

Loans to Insiders. Community Mutual’s authority to extend credit to insiders, which specifically include its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O issued by the FRB. Among other things, these provisions require that extensions of credit to insiders: (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Community Mutual’s capital. In addition, extensions of credit in excess of certain limits must be approved by Community Mutual’s Board of Directors.

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

Enforcement. The OTS has primary enforcement responsibility over federal savings banks, including Community Mutual. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices. Under the Federal Deposit Insurance Act (“FDIA”), the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings bank. If action is not taken by the OTS, the FDIC may take action under certain circumstances.

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

Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings banks, including restrictions on growth of assets and other forms of expansion. For this purpose, a savings bank would be placed in one of the following five categories based on the savings bank’s capital:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; or

•	critically undercapitalized.

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

Under the OTS regulations, generally, a federally chartered savings bank is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of September 30, 2010, Community Mutual met the criteria for being considered “well capitalized” by the OTS, with a total risk-based capital ratio of 17.13%, Tier 1 risk-based capital ratio of 7.60% and leverage ratio of 7.60%.

Insurance of Deposit Accounts. Community Mutual is a member of, and pays deposit insurance assessments to, the DIF, which is administered by the FDIC. The DIF was formed on March 31, 2006, following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Deposit Insurance Fund Act”). In addition to merging the insurance funds, the Deposit Insurance Fund Act established a statutory minimum and maximum designated reserve ratio range for the DIF between 1.15% and 1.50% and granted the FDIC greater flexibility in establishing the required reserve ratio. Market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. Recently enacted financial reform legislation discussed below establishes a minimum designated reserve ratio of 1.35% and requires the FDIC to take steps to reach this goal for estimated insured deposits by September 30, 2020.

All deposit accounts are insured up to $250,000 per depositor, per institution for each account ownership category. This standard maximum deposit insurance coverage was raised from $100,000 first on a temporary basis under the Emergency Economic Stabilization Act of 2008 and then made permanent under the Dodd-Frank Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed below. In order to maintain the DIF, member institutions are assessed an insurance premium. The amount of each institution’s premium has historically generally been based on the balance of insured deposits and the degree of risk the institution poses to the DIF. Under the current assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 was used for 2010. That rate would be increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation would also assume a 5% annual growth rate, increased quarterly, through the end of 2012. Under the final rule, an institution would account for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009. Subsequently, each institution would record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as they do currently.

On November 9, 2010, the FDIC Board issued a proposed rule to change the deposit insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity. The proposal defines tangible equity as Tier 1 capital. Since the new base would be larger than the current base, the FDIC also proposed to revise the initial base assessment rate schedule by lowering assessment rates to a range between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. In connection with the proposed changes to the assessment base, the FDIC also proposed to modify or eliminate the adjustments made to an institution’s initial base assessment rate for unsecured debt, secured liabilities, and brokered deposits, and to add a new adjustment for holding unsecured debt issued by another insured depository institution. The changes would generally take effect as of April 1, 2011 and would be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. In a separate rulemaking, the FDIC Board re-proposed changes for the deposit insurance assessment system for large institutions with $10 billion or more in assets (changes were first proposed in April 2010), given the assessment base changes required under the Dodd-Frank Act.

The impact of the proposed rules and any additional FDIC assessments, including for the FDIC’s separate guarantee program for noninterest-bearing transaction accounts (discussed below), or other regulatory changes impacting the financial services industry could negatively effect CMS Bancorp’s liquidity and financial results in future periods.

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

Federal Home Loan Bank System. Community Mutual is a member of the Federal Home Loan Bank (the “FHLB”) System, which consists of 12 regional FHLBs. Each FHLB provides a central credit facility primarily for its member institutions. Community Mutual, as a member of the FHLB of New York, or FHLB-NY, is currently required to acquire and hold shares of FHLB-NY Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Community Mutual, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs and REMICs, held by Community Mutual. The activity-based stock purchase requirement for Community Mutual is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB-NY; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB-NY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which currently is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB-NY’s balance sheet of derivative contracts between the FHLB-NY and its members, which currently is also zero. The FHLB-NY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB-NY capital plan. At September 30, 2010, Community Mutual was in compliance with the foregoing minimum stock purchase requirements with an investment in FHLB-NY stock of $2.0 million.

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

Federal Reserve System. The FRA and Regulation D of the FRB regulations require depository institutions including federally chartered savings banks to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). The Federal Reserve Banks are authorized to pay interest on such reserves. The FRA provides that, before December 31 of each year, the FRB shall issue a regulation adjusting the reserve requirement exemption amount for the next calendar year if total reservable liabilities held at all depository institutions increase from one year to the next. On October 26, 2010, the FRB issued a final rule amending Regulation D to provide that, for net transaction accounts in 2011, the first $10.7 million, unchanged from its level in 2010, will be exempt from reserve requirements. The FRB final rule also provides that a 3% reserve ratio will be assessed on net transaction accounts over $10.7 million up to and including $58.8 million, up from $55.2 million in 2010. Finally, a 10% reserve ratio will be assessed on net transaction accounts in excess of $58.8 million. The final rule became effective on November 26, 2010.

For all depository institutions, required reserves are computed by applying the current reserve requirement ratios set forth in the chart below to net transaction accounts, nonpersonal time deposits, and Eurocurrency liabilities of the institution during the computation period.

Reservable liability	Reserve requirement ratio
NET TRANSACTION ACCOUNTS:
$0 to reserve requirement exemption amount ($10.7 million)	0 percent of amount.
Over reserve requirement exemption amount ($10.7 million) and up to low reserve tranche ($58.8 million)	3 percent of amount.
Over low reserve tranche ($58.8 million)	$1,443,000 plus 10 percent of amount over $58.8 million.
Nonpersonal time deposits	0 percent.
Eurocurrency liabilities	0 percent.

Since required reserves must be maintained in the form of either vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Community Mutual’s interest-earning assets.

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

Anti-Money Laundering and Customer Identification. Community Mutual is subject to OTS and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct

Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased information sharing and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

Through the Federal Financial Institutions Examination Council, the OTS and other federal bank regulatory agencies have established uniform examination procedures and implemented their Statement on Enforcement of Bank Secrecy Act/Anti-Money Laundering Requirements, which describes the circumstances under which the agencies will issue a cease and desist order and clarifies that the agencies may take formal or informal enforcement actions to address other concerns related to BSA or anti-money laundering, depending on the facts.

Privacy Protection. Community Mutual is subject to OTS regulations implementing the privacy protection provisions of the Gramm-Leach Bliley Act (the “GLB Act”). These regulations require Community Mutual to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Community Mutual to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not exempted, Community Mutual is required to provide its customers with the ability to “opt-out” of having Community Mutual share their nonpublic personal information with unaffiliated third parties. The federal regulatory agencies including the OTS have adopted a final rule that requires financial institutions to provide initial and annual privacy notices to their customers. The agencies also adopted a model privacy form that financial institutions may rely on as a safe harbor to provide disclosures under the privacy rules of the GLB Act.

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

In addition, pursuant to section 114 of Fair and Accurate Credit Transactions Act (the “FACT Act”) and the implementing regulations of the federal banking agencies and Federal Trade Commission, Community Mutual is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. Community Mutual has implemented an identity theft red flags program designed to meet the requirements of section 114 of the FACT Act and the joint final rules.

Consumer Protection and Compliance Provisions. Community Mutual is subject to various laws and regulations dealing generally with consumer protection matters. Community Mutual may be subject to potential liability under these laws and regulations for material violations. Community Mutual’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal “Truth In Lending Act,” governing disclosures of credit terms to consumer borrowers;

•

“Home Mortgage Disclosure Act of 1975,” requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	“Equal Credit Opportunity Act,” prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•

“Fair Credit Reporting Act of 1978,” as amended by the FACT Act, governing the use and provision of information to credit reporting agencies, and requiring certain identity theft protections and certain credit and other disclosures;

•	“Fair Debt Collection Act,” governing the manner in which consumer debts may be collected by collection agencies;

•	“Real Estate Settlement Procedures Act,” governing disclosures of fee estimates that would be incurred by a borrower during the mortgage process;

•	“Servicemembers Civil Relief Act”; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Community Mutual’s deposit operations are also subject to federal laws applicable to deposit transactions, such as the:

•	“Truth in Savings Act,” which imposes disclosure obligations to enable consumers to make informed decisions about their deposit accounts at depository institutions;

•

“Right to Financial Privacy Act,” which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

“Electronic Funds Transfer Act,” which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Holding Company Regulation. CMS Bancorp is a unitary savings and loan holding company within the meaning of the HOLA. As such, CMS Bancorp is registered with the OTS and is subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over CMS Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies and until changes mandated by recently enacted financial reform legislation discussed below take effect, federal savings and loan holding companies are not currently subject to regulatory capital requirements or general supervision by the FRB.

Restrictions Applicable to CMS Bancorp. Under the GLB Act, all unitary savings and loan holding companies organized after May 4, 1999, such as CMS Bancorp, are prohibited from engaging in non-financial activities. Accordingly, CMS Bancorp’s activities are generally restricted to:

•	furnishing or performing management services for a savings institution subsidiary;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary;

•	holding or managing properties used or occupied by a savings institution subsidiary;

•	acting as trustee under a deed of trust;

•	purchasing, holding or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock is approved by the Director of the OTS;

•	any activity that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c)(8) of the BHCA, subject to receipt of the OTS’s prior approval;

•

any activity in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987, subject to compliance with the prior notice requirements applicable to such activities; and

•	any activity permissible for financial holding companies under Section 4(k) of the BHCA.

Effective July 21, 2011 (or else by January 2012 if a six-month extension is required), both a savings and loan holding company and its depository institution subsidiary(ies) must be well capitalized and well managed in order for the holding company to engage in financially related activities that are permitted for financial holding companies under the BHCA. Permissible activities which are deemed to be financial in nature or incidental thereto under Section 4(k) of the BHCA include:

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

•

if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located.

The HOLA also prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings bank, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA, except with the prior written approval of the OTS. In evaluating applications by holding companies to acquire savings banks, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk of loss to the DIF, the convenience and needs of the community to be served and competitive factors.

Federal Securities Laws. CMS Bancorp’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, CMS Bancorp is subject to the periodic reporting, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

As a public company, we are subject to the Sarbanes-Oxley Act, which implements a broad range of disclosure, corporate governance and accounting measures for public companies designed to promote honesty and transparency and to protect investors from corporate wrongdoing. Furthermore, our common stock is listed on The NASDAQ Capital Market and therefore we are subject to NASDAQ rules as a condition of listing. The NASDAQ rules include, among other things, corporate governance rules that implement some of the mandates of the Sarbanes-Oxley Act and other requirements to ensure that a majority of the Board of Directors are independent of management, as well as general requirements establishing and publishing a code of conduct for directors, officers and employees, and calling for stockholder approval of all new stock option plans and all material modifications.

Delaware Corporation Law. CMS Bancorp is incorporated under the laws of the State of Delaware, and is therefore subject to regulation by the State of Delaware. In addition, the rights of CMS Bancorp’s shareholders are governed by the Delaware General Corporation Law.

Developments in Regulation of the Financial Sector

In response to volatility in the U.S. financial system, the Obama Administration, Congress and federal banking agencies have taken various actions in recent years as part of a comprehensive strategy to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions. The following discussion is intended to provide a general summary of major events generally taking place within the last year that are specifically applicable to financial institutions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the President signed the Dodd-Frank Act into law. Among other things, the Dodd-Frank Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the new law will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. The new law significantly affects the operations of federal savings associations (including Community Mutual) and their holding companies as, among other things, the Dodd-Frank Act: (1) abolishes our primary federal regulator, the OTS, effective 90 days after the transfer of the OTS’s supervisory and other functions to the FRB, FDIC, and the OCC; (2) creates the Bureau of Consumer Financial Protection, a new independent consumer watchdog agency housed within the FRB that will have primary rulemaking authority with respect to all federal consumer financial laws; (3) requires that formal capital requirements be imposed on savings and loan holding companies generally commencing July 2015; (4) codifies the “source of strength” doctrine for all depository institution holding companies; (5) grants to the U.S. Department of the Treasury, FDIC and the FRB broad new powers to seize, close and wind down “too big to fail” financial (including non-bank) institutions in an orderly fashion; (6) establishes a new Financial Stability Oversight Council that is charged with identifying and responding to emerging risks throughout the financial system, composed primarily of federal financial services regulators and chaired by the Secretary of the Treasury Department; (7) adopts new standards and rules for the mortgage industry; (8) adopts new bank, thrift and holding company regulation; (9) permanently increases the standard maximum deposit insurance limit to $250,000 per depositor, per institution for each account ownership category; (10) temporarily provides for unlimited deposit insurance coverage for “noninterest-bearing transaction accounts;” (11) repeals the long-standing statutory prohibition on the payment of interest on demand deposits including commercial transaction accounts; (12) adopts new federal regulation of the derivatives market; (13) adopts the so-called Volcker Rule, which substantially restricts proprietary trading by depository institutions and their holding companies; (14) imposes requirements for “funeral plans” by large, complex financial companies; (15) establishes new regulation of the asset securitization market through “skin in the game” and enhanced disclosure requirements; (16) establishes new regulation of interchange fees; (17) establishes new and enhanced compensation and corporate governance oversight for the financial services industry; (18) provides enhanced oversight of municipal securities; (19) provides a specific framework for payment, clearing and settlement regulation; (20) tasks the federal banking agencies with adopting new and enhanced capital standards for all depository institutions; and (21) significantly narrows the scope of federal preemption for national banks and federal savings associations.

The full impact of the Dodd-Frank Act on the business and operations of CMS Bancorp currently cannot be fully assessed, given that much of the details and substance of the new laws will be determined through agency rulemaking. We are evaluating the potential impact of the Dodd-Frank Act on our business, financial condition, results of operations and prospects and expect that some provisions of the new law may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Dodd-Frank Act. Additionally, given that the supervisory functions of the OTS in regard to CMS Bancorp and Community Mutual will formally be transferred to the FRB and the OCC respectively on July 21, 2011 (or else by January 21, 2012 if a six-month extension is required), we may see changes in the way we are supervised and examined sooner, and may experience operational challenges in the course of transition to our new regulators.

Temporary Liquidity Guarantee Program. Various recovery programs implemented in connection with earlier legislative and agency efforts in response to deteriorating economic conditions during 2007-2009 have either been phased out in 2010 or are in the course of being phased-out. For example, the FDIC established a

Temporary Liquidity Guarantee Program (“TLGP”) in October 2008, (i) guaranteeing certain debt issued by FDIC-insured institutions and certain holding companies on or after October 14, 2008 through June 30, 2009, which was extended to October 31, 2009, and (ii) providing unlimited insurance coverage for non-interest bearing transaction accounts through December 31, 2009, which was extended to December 31, 2010.

The Debt Guarantee Program (“DGP”) component of the TLG program provides liquidity to the inter-bank lending market and promotes stability in the unsecured funding market. Under the DGP, the FDIC temporarily guarantees all newly issued senior unsecured debt up to prescribed limits. In general, the maximum amount of outstanding debt that is guaranteed under the DGP for each participating entity at any time is limited to 125% of the par value of the participating entity’s senior unsecured debt. The DGP ensures that such debt would be fully protected in the event the issuing institution subsequently fails or its holding company files for bankruptcy. Entities that did not wish to participate in the DGP had to opt out by December 5, 2008. CMS Bancorp did not opt out of the DGP however has not, at any time since the inception of the program, issued any FDIC-guaranteed debt.

Under the Transaction Account Guarantee Program (“TAGP”) component of the TLG program, non-interest bearing transaction accounts are fully insured through December 31, 2010. Non-interest bearing transaction accounts are generally defined as any deposit accounts with respect to which interest is neither accrued nor paid and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal, including traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time. Transaction accounts generally do not include interest-bearing money market deposit accounts or sweep arrangements that result in funds being placed in an interest-bearing account as the result of the sweep. However, for purposes of the TAGP, the FDIC included in the definition of noninterest-bearing transaction account: (i) accounts commonly known as Interest on Lawyers Trust Accounts (“IOLTAs”) and functionally equivalent accounts; and (ii) Negotiable Order of Withdrawal accounts (“NOW accounts”) with interest rates no higher than 0.50 percent through June 30, 2010 and 0.25 percent after June 30, 2010 for which the insured depository institution at which the account is held has committed to maintain the interest rate at or below 0.50 percent through June 30, 2010 and 0.25 percent after June 30, 2010.

The unlimited guarantee under the TAGP is in addition to, and separate from, the general deposit insurance coverage provided for under the DIF which, as noted above, is $250,000 per depositor, per institution for each account ownership category. Community Mutual opted to participate in the TAGP and as such is bound by the requirements of the program, including the payment of applicable assessments that are in addition to general deposit insurance assessments.

The Dodd-Frank Act enacted in July 2010 amends the FDIA to provide full deposit insurance coverage for noninterest-bearing transaction accounts beginning December 31, 2010, for a two-year period. This new law applies to all insured depository institutions and, unlike the TAGP, no opt outs are permitted and neither low-interest NOW accounts nor IOLTAs are covered. There is no separate assessment applicable on these covered accounts but all institutions will be required to report qualifying accounts beginning on December 31, 2010, for purposes of quantifying the FDIC’s exposure under this program. As a result of the Dodd-Frank Act provision, the FDIC has decided to not extend its TAGP which will end on December 31, 2010.

Truth in Lending Act Amendments. The FRB has made various amendments to Regulation Z, which implements the Truth in Lending Act and pertains to disclosure requirements and advertising matters applicable to both closed-end and open-end loans, that became effective in 2010 or have effective dates in 2011. For example, three phases of rulemakings amending Regulation Z that were required under the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (“Credit CARD Act”) became effective at different stages throughout 2010, and generally established requirements concerning fair and transparent practices for open-end consumer credit plans and requirements protecting credit card users from unreasonable penalty fees as well as requirements for credit card issuers to reevaluate increases in interest rates. The FRB also made an annual adjustment to the dollar amount that triggers additional disclosure requirements for certain home mortgage loans bearing fees above a certain amount, which becomes effective on January 1, 2011. The FRB also issued an interim rule, effective October 25, 2010 with comments due at a later date, that revised the disclosure requirements for closed-end mortgage loans under Regulation Z by requiring lenders to disclose how borrowers’ regular mortgage payments can change over time. Other recent amendments to Regulation Z include an amendment requiring that consumers receive notice of the sale or transfer of their mortgage loans (effective January 1, 2011) and an amendment to protect consumers from unfair or abusive lending practices that can arise from certain loan originator compensation practices (effective April 1, 2011). Finally, the FRB also announced an interim final rule amending Regulation Z that becomes effective December 27, 2010 with requirements to ensure that real estate appraisals are based on the appraiser’s independent professional judgment and that creditors and their agents pay customary and reasonable fees to appraisers. Additional proposed rules to amend the Truth-in-Lending Act are currently being considered by the FRB.

Truth in Savings Act Regulatory Amendments. The FRB also made other regulatory amendments that became effective in 2010, including to Regulation DD, which implements the Truth in Savings Act governing disclosure and advertising matters relating to deposit accounts. For example, amendments addressing depository institutions’ disclosure practices related to overdraft services became effective January 1, 2010, with clarification amendments subsequently made.

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

The current downturn in the real estate market, unemployment and local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans. During the 2010 and 2009 fiscal years, the national real estate market declined compared to fiscal year 2008. This decline was also apparent in CMS Bancorp’s primary market area. The slowdown in the general housing market is evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values and an increase in the length of time houses remain on the market. No assurances can be given that these conditions will improve or will not worsen.

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

When we discuss “asset quality,” we generally mean the likelihood that a borrower will repay a loan, with interest, on time. We think our overall asset quality is good, and has been that way for several years. We cannot predict whether our asset quality will stay as strong as it has been because changes in the economy can impact asset quality. If our asset quality were to deteriorate, it could expose us to greater credit risk and adversely affect our financial condition.

The results of our operations may be adversely affected if asset valuations cause other-than-temporary impairment charges.

Community Mutual may be required to record future impairment charges on our investment securities, including the FHLB stock we are required to hold as a condition to membership in the FHLB-NY, if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Community Mutual to upstream dividends to CMS Bancorp, which could have a material adverse effect on our liquidity and ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios and result in Community Mutual not being classified as “well capitalized” for regulatory purposes.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources to accommodate our existing and future lending and investment activities could have a substantial negative effect on our liquidity and severely constrain our financial flexibility. Our primary source of funding is retail deposits gathered through our network of branch offices. Our alternative funding sources include, without limitation, brokered certificates of deposit, federal funds purchased, FRB Discount Window borrowings, FHLB-NY advances and short and long-term debt.

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

Market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. The FDIC is currently soliciting comments on a proposed rulemaking that changes the deposit insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. The proposal defines tangible equity as Tier 1 capital. Since the new base would be larger than the current base, the FDIC also proposed to revise the initial base assessment rate schedule by lowering assessment rates to a range between 2.5 and 9 basis points for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. In connection with the proposed changes to the assessment base, the FDIC also proposed to modify or eliminate the adjustments made to an institution’s initial base assessment rate for unsecured debt, secured liabilities, and brokered deposits, and to add a new adjustment for holding unsecured debt issued by another insured depository institution. The changes, if finalized substantially as proposed, would generally take effect as of April 1, 2011 and would be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. The impact of any final rules resulting or differing from those proposed and any additional FDIC assessments, including for the FDIC’s separate guarantee program for noninterest-bearing transaction accounts, or other regulatory changes impacting the financial services industry could negatively effect CMS Bancorp’s liquidity and financial results in future periods.

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

As a component of our business plan, we will consider expansion opportunities such as the acquisition of branches and other financial institutions, although we do not have any current understandings, agreements or arrangements for expansion by the acquisition of any branches or other financial institutions. There can be no assurance, however, that we will experience operational expansion in the near future. Significant changes in interest rates or the competition we face may make it difficult to attract the level of customer deposits needed to fund our internal growth at projected levels. Accordingly, there can also be no assurance that we will be able to adequately and profitably implement our possible future growth or that we will not have to incur additional expenditures beyond current projections to support such growth.

Natural and/or man-made disasters or public health issues such as the H1N1 flu outbreak could disrupt the implementation of our short-term or long-term business strategy and could adversely affect our financial condition or results of operations.

CMS Bancorp’s operations and lending activities conducted through Community Mutual are principally concentrated in Westchester County, New York. Accordingly, our operations and earnings are highly dependent on the centralized community and environment in which we operate. We are thus vulnerable to business interruption from any natural or man made disasters or public health issues, such as a H1N1 flu outbreak, affecting our centralized community and market area. Any such interruption could adversely affect our business and operating results.

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

Community Mutual is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority, and by the FDIC as the insurer of its deposits up to certain limits. In addition, the OTS currently regulates and oversees CMS Bancorp. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the FHLB-NY. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the DIF. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. In addition to the changes discussed herein that are mandated by the Dodd-Frank Act, any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The full impact of the Dodd-Frank Act on the operations of CMS Bancorp and Community Mutual are currently unknown given that much of the details and substance of the new laws will be determined through agency rulemaking.

The Dodd-Frank Act is comprehensive financial reform legislation that significantly impacts, among other things, the provision of consumer financial products and services by all financial institutions. Implementation of the many provisions of the Dodd-Frank Act will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. Accordingly, the compliance burden and full impact on the operations and profitability of CMS Bancorp and Community Mutual with respect to the Dodd-Frank Act are currently unknown. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, however, it is highly likely that CMS Bancorp and Community Mutual, as well as all other banks or thrifts and their holding companies will be subject to significantly increased regulation and compliance obligations.

The elimination of the OTS and transfer of the OTS’s supervisory and rulemaking functions to various federal banking agencies will change the way that CMS Bancorp and Community Mutual are regulated.

As a result of changes mandated by the Dodd-Frank Act to the federal supervisory and regulatory framework for savings associations and their holding companies, both CMS Bancorp and Community Mutual will be transitioning to the jurisdiction of new primary federal regulators, which will change the way that we are regulated. Specifically, the OTS’s supervisory and rulemaking functions (except for consumer protection) relating to all federal savings associations will be transferred to the OCC, while the OTS’s supervisory and rulemaking functions relating to savings and loan holding companies and their non-depository institution subsidiaries (excluding subsidiaries of the federal savings association) will be transferred to the FRB. While the OCC and FRB are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for federal savings associations and their holding companies under the HOLA, the transition of supervisory functions from the OTS to the OCC (with respect to Community Mutual) and the FRB (with respect to CMS Bancorp), could alter the operations of CMS Bancorp and Community Mutual so as to be more closely aligned with the OCC’s and FRB’s respective supervision of national banks and bank holding companies. While the functions of the OTS pertaining to CMS Bancorp and Community Mutual will formally be transferred to the OCC and FRB in July 2011 (or else by January 2012 if a six-month extension is required), we may see changes in the way we are supervised and examined sooner, and may experience operational challenges in the course of transition to our new regulators.

The new Bureau of Consumer Financial Protection, or BCFP, may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of financial institutions offering consumer financial products or services including Community Mutual.

The BCFP has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). Given that the designated transfer date for the formal transfer of rulemaking functions from each of the various federal banking agencies in regard to the federal consumer financial laws is scheduled for July 21, 2011, the potential reach of the BCFP’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including Community Mutual is currently unknown.

Changes in the FRB’s monetary or fiscal policies could adversely affect our results of operations and financial condition.

Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The FRB affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.

Beginning with our annual report for the fiscal year ended September 30, 2008, we were required to include in our annual reports filed with the SEC a report from our management regarding internal control over financial reporting. As a result, we documented and evaluated our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and SEC rules and regulations, which require an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Negative developments in the financial industry and the credit markets may subject us to additional regulation.

As a result of ongoing challenges facing the U.S. economy, the potential exists for the promulgation of new laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and credit markets, and the impact of new legislation and agency rulemakings in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance.

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

CMS Bancorp conducts its business primarily through its corporate office and five retail banking offices. As of September 30, 2010, properties, furnishings and equipment and leasehold improvements owned by CMS Bancorp and Community Mutual had an aggregate net book value of $209 million.

Location	Ownership	Year Opened	Year of Lease Expiration
Corporate Office:
123 Main Street White Plains, NY	Leased	2004	2015

Retail Banking Offices:
478 White Plains Road Eastchester, NY	Leased	2008	2017
441 Tarrytown Road White Plains, NY	Leased	2008	2018
40 East First Street Mount Vernon, NY	Owned	1941	N/A
29 Taylor Square East White Plains, NY	Leased	1995	2026
12 South Bedford Road Mount Kisco, NY	Leased	2009	2023

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CMS Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “CMSB.” The table below reflects the stock trading price and dividend payment frequency of CMS Bancorp’s common stock for the years ended September 30, 2010 and 2009. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended	High Price	Low Price	Average Price	Dividends per share
December 31, 2008	$7.96	$6.10	$7.19	$0.00
March 31, 2009	$7.74	$6.26	$6.93	$0.00
June 30, 2009	$8.00	$6.90	$7.43	$0.00
September 30, 2009	$8.00	$7.00	$7.63	$0.00
December 31, 2009	$8.00	$6.76	$7.40	$0.00
March 31, 2010	$8.30	$6.80	$7.43	$0.00
June 30, 2010	$10.10	$7.55	$8.48	$0.00
September 30, 2010	$10.65	$9.50	$10.05	$0.00

See Part I, Item 1. “Description of Business—Regulation” for a discussion of certain limitations imposed on CMS Bancorp’s ability to declare and pay dividends.

As of December 15, 2010 there were approximately 277 record holders of CMS Bancorp’s common stock.

Set forth below is information as of September 30, 2010 regarding compensation plans under which equity securities of CMS Bancorp are authorized for issuance.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance under Plans
Equity compensation plans approved by security holders	166,454	$9.92	39,062	[1]
Equity compensation plans not approved by security holders

Total	166,454	$9.92	39,062

[1]	Includes shares available for issuance under the CMS Bancorp, Inc. 2007 Stock Option Plan, which allows for the granting of stock options to directors, officers and other key employees of CMS Bancorp and its affiliates. Excludes 14,355 shares of restricted stock, held by an independent trustee, which are available for grant under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for this item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis or Plan of Operation” in the CMS Bancorp, Inc. 2010 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are incorporated herein by reference to the indicated pages of the CMS Bancorp, Inc. 2010 Annual Report to Shareholders attached hereto as Exhibit 13.1.

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

Management has made a comprehensive review, evaluation, and assessment of CMS Bancorp’s internal control over financial reporting as of September 30, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2010, CMS Bancorp’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of CMS Bancorp’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by CMS Bancorp’s registered public accounting firm pursuant to temporary relief rules of the SEC that permit the provision of only management’s report in this Annual Report on Form 10-K.

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

The information relating to directors and executive officers of the CMS Bancorp is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to directors certain relationships and related transactions is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to accounting fees and services is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Amended and Restated Plan of Conversion and Stock Issuance of Community Mutual Savings Bank. (1)

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (2)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (3)

3.3	Bylaws of CMS Bancorp, Inc. (2)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (2)

4.2	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (5)

4.3	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (3)

10.1	Form of Employee Stock Ownership Plan of CMS Bancorp, Inc. (4)

10.2	Amended and Restated Employment Agreement between John E. Ritacco and CMS Bancorp, Inc. (6)

10.3	Amended and Restated Employment Agreement between John E. Ritacco and Community Mutual Savings Bank. (6)

10.4	Form of Two-Year Change of Control Agreement by and among certain officers, Community Mutual Savings Bank and CMS Bancorp, Inc. (5)

10.5	CMS Bancorp, Inc. 2007 Stock Option Plan. (7)

10.6	CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (7)

13.1	CMS Bancorp, Inc. 2010 Annual Report to Shareholders.

14.1	Code of Ethics. (8)

21.1	Subsidiary of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on February 2, 2007, as amended.
(2)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(4)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on January 19, 2007, as amended.
(5)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on January 19, 2007, as amended.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on July 31, 2008.
(7)	Incorporated by reference to the Registrant’s Proxy Statement filed with the Commission on September 21, 2007.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 28, 2007.

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

Name	Title	Date

/S/ THOMAS G. FERRARA Thomas G. Ferrara	Chairman of the Board of Directors	December 15, 2010

/S/ JOHN E. RITACCO John E. Ritacco	President, Chief Executive Officer and Director	December 15, 2010

/S/ WILLIAM V. CUDDY William V. Cuddy	Director	December 15, 2010

/S/ WILLIAM P. HARRINGTON William P. Harrington	Director	December 15, 2010

/S/ SUSAN A. MASSARO Susan A. Massaro	Director	December 15, 2010

/S/ CHERI R. MAZZA Cheri R. Mazza	Director	December 15, 2010

/S/ MATTHEW G. MCCROSSON Matthew G. McCrosson	Director	December 15, 2010

/S/ ROBERT P. WEISZ Robert P. Weisz	Director	December 15, 2010

/S/ SCOTT D. HAYWORTH Scott D. Hayworth	Director	December 15, 2010