Form 10-Q
period 2010-12-31
CMS Bancorp, Inc.
filed 2011-02-10
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 10, 2011 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 31, 2010	September 30, 2010
	(Dollars in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$773	$818
Interest-bearing deposits	6,162	2,616

Total cash and cash equivalents	6,935	3,434
Securities available for sale	51,084	56,336
Loans held for sale	1,012	557
Loans receivable, net of allowance for loan losses of $1,139 and $1,114, respectively	178,418	179,066
Premises and equipment	2,877	2,945
Federal Home Loan Bank of New York stock	1,954	1,956
Interest receivable	1,014	988
Other assets	2,267	2,103

Total assets	$245,561	$247,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$18,234	$14,094
Interest bearing	168,478	174,212

	186,712	188,306
Advances from Federal Home Loan Bank of New York	34,539	34,578
Advance payments by borrowers for taxes and insurance	814	849
Other liabilities	1,937	1,896

Total liabilities	224,002	225,629

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, authorized shares:
7,000,000; shares issued: 2,055,165; shares outstanding:
1,862,803	21	21
Additional paid in capital	18,326	18,272
Retained earnings	6,601	6,511
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,439)	(1,452)
Accumulated other comprehensive income (loss)	(290)	64

Total stockholders’ equity	21,559	21,756

Total liabilities and stockholders’ equity	$245,561	$247,385

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,
	2010	2009
	(In thousands)
Interest income:
Loans	$2,542	$2,515
Securities	256	309
Other interest-earning assets	48	29

Total interest income	2,846	2,853

Interest expense:
Deposits	506	553
Mortgage escrow funds	9	5
Borrowings, short term	—	8
Borrowings, long term	421	426

Total interest expense	936	992

Net interest income	1,910	1,861
Provision for loan losses	25	60

Net interest income after provision for loan losses	1,885	1,801

Non-interest income:
Fees and service charges	47	54
Net gain on sale of loans	141	86
Net gain on sale of securities	—	208
Other	1	2

Total non-interest income	189	350

Non-interest expense:
Salaries and employee benefits	1,045	1,043
Net occupancy	291	285
Equipment	182	173
Professional fees	169	136
Advertising	14	48
Federal insurance premiums	68	68
Directors’ fees	46	51
Other insurance	21	18
Banking charges	13	19
Other	155	130

Total non-interest expense	2,004	1,971

Income before income taxes	70	180
Income tax expense (benefit)	(20)	78

Net income	$90	$102

Net income per common share
Basic and diluted	$0.05	$0.06

Weighted average number of common shares outstanding
Basic and diluted	1,703,043	1,696,649

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited)

	Three Months Ended December 31,
	2010	2009
	(In thousands)
Net income	$90	$102

Other comprehensive (loss):
Gross unrealized holding (losses) on securities available for sale	(587)	(89)
Reclassification for gains on available for sale securities included in income	—	(199)
Retirement plan	(2)	(17)

	(589)	(305)
Deferred income taxes	(235)	(121)

Other comprehensive (loss), net of income taxes	(354)	(184)

Comprehensive (loss)	$(264)	$(82)

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$90	$102
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation of premises and equipment	92	94
Amortization and accretion, net	96	117
Provision for loan losses	25	60
Deferred income taxes (benefit)	(47)	(52)
ESOP expense	12	10
Stock option expense	22	21
Restricted stock award expense	33	32
Net gain on sale of securities	—	(208)
Net gain on sale of loans	(141)	(86)
Loans originated for sale	(6,461)	(4,733)
Proceeds from sale of loans originated for sale	6,147	3,512
(Increase) in interest receivable	(26)	(25)
Decrease (increase) in other assets	118	(927)
(Decrease) in accrued interest payable	(32)	(300)
Increase (decrease) in other liabilities	71	(428)

Net cash used by operating activities	(1)	(2,811)

Cash flows from investing activities:
Proceeds from sale of securities available for sale	—	10,114
Proceeds from sale of securities held to maturity	—	163
Principal repayments and calls on securities available for sale	4,635	7,257
Principal repayments on securities held to maturity	—	2
Net decrease (increase) in loans receivable	557	(5,038)
Additions to premises and equipment	(24)	(60)
Redemption (purchase) of Federal Home Loan Bank of N.Y. stock	2	(277)

Net cash provided by investing activities	5,170	12,161

Cash flows from financing activities:
Net (decrease) in deposits	(1,594)	(21,355)
Advances from Federal Home Loan Bank of N.Y.	—	6,190
Repayment of advances from Federal Home Loan Bank of N.Y.	(39)	(36)
Net (decrease) increase in payments by borrowers for taxes and insurance	(35)	60

Net cash used by financing activities	(1,668)	(15,141)

Net increase (decrease) in cash and cash equivalents	3,501	(5,791)
Cash and cash equivalents-beginning	3,434	7,304

Cash and cash equivalents-ending	$6,935	$1,513

Supplemental information
Cash paid during the period for:
Interest	$968	$1,292

Income taxes	$38	$5

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

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2010, which are in the Company’s Annual Report for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission on December 15, 2010.

The Company follows Financial Accounting Standards Board (“FASB”) guidance on subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the statement of financial condition date but before the financial statements are issued. This guidance sets forth the period after the statement of financial condition date during which management of the reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the statement of financial condition date in its financial statements, and the disclosure that should be made about events or transactions that occur after the statement of financial condition date. In preparing these consolidated financial statements, the Company evaluated the events that occurred after December 31, 2010 and through the date these consolidated financial statements were issued.

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

It is management’s opinion that accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the potential impairment of Federal Home Loan Bank of New York (“FHLB”) stock, the determination of other-than-temporary impairment on securities, and the assessment of whether deferred taxes are more likely than not to be realized.

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

5. Net Income Per Share

Basic net income per share was computed by dividing the net income by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s employee stock ownership plan, or “ESOP”. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. All outstanding stock options were anti-dilutive and therefore excluded from the computation of diluted net income per share for the three month periods ended December 31, 2010 and 2009.

6. Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended December 31, (In thousands)
	2010	2009
Service cost	$—	$64
Interest cost	76	53
Expected return on plan assets	(45)	(35)
Amortization of prior service cost	—	1
Amortization of unrecognized loss	2	12

Total	$33	$95

On January 28, 2010, the Board of Directors passed a resolution to suspend the accrual of benefits under the Company’s defined benefit pension plan and the suspension became effective during the three month period ended March 31, 2010.

7. Stock Based Compensation

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

The Company recorded compensation expense with respect to all outstanding stock options of $22,000 and $21,000 during the three month periods ended December 31, 2010 and 2009, respectively Unrecognized compensation associated with stock option grants as of December 31, 2010 was $191,000.

The Company has a Management Recognition Plan (“MRP”). The shares of restricted stock awarded under the MRP vest over a five year service period based on the anniversary of the grant date. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the shares covered under the MRP. The Company recognizes compensation expense for the fair value of the shares covered by the MRP on a straight line basis over the requisite service period. In November 2007, November 2009 and May 2010, 61,701 shares, 4,150 shares and 2,000 shares, respectively, of restricted stock were awarded under the MRP, of which 29,601 were non-vested as of December 31, 2010.

The Company recorded compensation expense with respect to such restricted stock of $33,000 and $32,000 during the three month periods ended December 31, 2010 and 2009, respectively. Unrecognized compensation associated with grants of restricted stock as of December 31, 2010 was $270,000.

On January 26, 2011 the Company awarded a total of 3,008 shares of restricted stock under the MRP to officers of the Company and the Bank. The shares vest over a five year service period based on the anniversary of the grant date and the grant date market price of the Company’s common stock ($9.20 per share) determines the fair value of the shares covered under the MRP.

8. Securities

Securities available for sale as of December 31, 2010 and September 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010
U.S. Government agencies:
Due after one but within five years	$27,263	$147	$145	$27,265
Due after five but within ten years	7,017	3	185	6,835
Mortgage-backed securities	16,812	188	16	16,984

	$51,092	$338	$346	$51,084

September 30, 2010
U.S. Government agencies:
Due after one but within five years	$26,550	$288	$—	$26,838
Due after five but within ten years	11,753	23	—	11,776
Mortgage-backed securities	17,455	267	—	17,722

	$55,758	$578	$—	$56,336

There were no securities with unrealized losses as of September 30, 2010. The age of unrealized losses and fair value of related securities available for sale as of December 31, 2010 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government agencies	$21,922	$330	$—	$—	$21,922	$330
Mortgage-backed securities	3,405	16	—	—	3,405	16

	$25,327	$346	$—	$—	$25,327	$346

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

Management does not believe that any of the individual unrealized losses at December 31, 2010, represent an other-than-temporary impairment. All mortgage-backed securities are U.S. Government Agencies backed and collateralized by residential mortgages. The net unrealized loss reported on securities at December 31, 2010 relate to six securities issued by U.S. Government Agencies and two mortgage-backed securities.

There were no sales of available for sale securities during the three months ended December 31, 2010. During the three months ended December 31, 2009, the Company sold, or had called, available for sale securities with a carrying value of $9.9 million, and recognized a gain of $199,000 on such sales and calls.

There were no sales of held to maturity securities during the three months ended December 31, 2010. During the three months ended December 31, 2009, proceeds from sales of securities held to maturity totaled $163,000, including gross gains of $9,000. The securities sold consisted of mortgaged-backed securities on which the Company had already collected more than eighty-five percent of the principal outstanding at the sale date.

9. Loans

Loans receivable are carried at unpaid principal balances and net deferred loan origination costs less the allowance for loan losses. The Company defers loan origination fees and certain direct loan origination costs and accretes net amounts as an adjustment of yield over the contractual lives of the related loans. Net deferred loan origination costs were $634,000 and $790,000 at December 31, 2010 and September 30, 2010, respectively. Unamortized net fees and costs are recognized if the loan is repaid before its stated maturity.

Recognition of interest income is discontinued and existing accrued interest receivable is reversed on loans that are more than ninety days delinquent and where management, through its loan review process, feels such loan should be classified as non-accrual. Income is subsequently recognized only to the extent that cash payments are received and until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is probable, in which case the loan is returned to an accrual status.

The following table summarizes the primary segments of the loan portfolio as of December 31, 2010:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)

December 31, 2010:
Real estate:
One-to-four-family	$5,553	$109,794	$115,347
Multi-family	—	11,196	11,196
Non-residential	—	23,725	23,725
Construction	—	1,376	1,376
Home equity and second mortgages	584	9,171	9,755

	6,137	155,262	161,399

Commercial	73	17,704	17,777
Consumer	1	380	381

Total	$6,211	$173,346	$179,557

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. Loans secured by real estate consist of one-to-four-family, multi-family, non-residential, construction and home equity and second mortgage loans. Substantially all of the commercial loans are secured and consumer loans are principally secured.

Management evaluates individual loans in all of the segments for possible impairment if the loan is either in nonaccrual status, or is risk rated Substandard or Doubtful. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of any shortfall in relation to the principal and interest owed.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Bank’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2010:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)

December 31, 2010:
Real estate:
One-to-four-family	$1,482	$186	$4,071	$5,553	$5,508
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	303	75	281	584	575

	1,785	261	4,352	6,137	6,083

Commercial	—	—	73	73	73
Consumer	—	—	1	1	2

Total	$1,785	$261	$4,426	$6,211	$6,158

Management uses a five category internal risk rating system to monitor the credit quality of the overall loan portfolio that generally follows bank regulatory definitions. Pass graded loans are considered to have average or better than average risk characteristics. They demonstrate satisfactory debt service capacity and coverage along with a generally stable financial position. These loans are performing in accordance with the terms of their loan agreement. The Watch category, a non bank regulatory category, includes assets that, while performing, demonstrate above average risk through a pattern of declining earning trends, strained cash flow, increasing leverage, and/or weakening market fundamentals. The Special Mention category includes assets that are currently protected but exhibit potential credit weakness or a downward trend which, if not checked or corrected, will weaken the Bank’s asset or inadequately protect the Bank’s position. Loans in the Substandard category have a well-defined weakness that jeopardizes the orderly liquidation of the debt. Normal repayment from the borrower is in jeopardy and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. All loans greater than 90 days past due are considered Substandard. Loans in the Doubtful category have weaknesses inherent in those classified Substandard with the added provision that the weakness makes collection of debt in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable. The portion of any loan that represents a specific allocation of the allowance for loan losses is placed in the special valuation category. Loans that are deemed incapable of repayment where continuance as an active asset of the Bank is not warranted are charged off as a Loss. The classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off the asset even though partial recovery may be achieved in the future.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Senior Lending Officer is responsible for the timely and accurate risk rating of the loans in the portfolios at origination and on an ongoing basis. The Bank has an experienced outsourced Loan Review function that quarterly, reviews and assesses loans within the portfolio and the adequacy of the Bank’s allowance for loan losses. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard or Doubtful on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass (including loans graded Watch) and the classified ratings of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2010:
Real estate:
One-to-four-family	$110,457	$266	$4,624	$—	$115,347
Multi-family	11,196	—	—	—	11,196
Non-residential	23,725	—	—	—	23,725
Construction	1,376	—	—	—	1,376
Home equity and second mortgages	9,142	215	398	—	9,755

	155,896	481	5,022	—	161,399

Commercial	17,777	—	—	—	17,777
Consumer	379	—	2	—	381

Total	$174,052	$481	$5,024	$—	$179,557

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2010:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)
December 31, 2010:
Real estate:
One-to-four-family	$110,859	$—	$1,586	$927	$1,975	$4,488	$115,347
Multi-family	11,196	—	—	—		—	11,196
Non-residential	23,725	—	—	—		—	23,725
Construction	1,376	—	—	—		—	1,376
Home equity and second mortgages	9,345	75	37	—	298	410	9,755

	155,501	75	1,623	927	2,273	4,898	161,399

Commercial	17,704	—	—	73	—	73	17,777
Consumer	186	—	193	2	—	195	381

Total	$174,391	$75	$1,816	$1,002	$2,273	$5,166	$179,557

An allowance for loan and lease losses (“ALLL”) is maintained to absorb losses from the loan portfolio. The ALLL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

The Bank’s methodology for determining the ALLL is based on the requirements of the FASB’s Accounting Standards Codification (“ASC”) Topic 450-20 for loans collectively evaluated for impairment, ASC Section 310-10-35 for loans individually evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses, and other bank regulatory guidance. The total of the two components represents the Bank’s ALLL.

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends and current Federal Deposit Insurance Corporation Uniform Bank Performance Report (“UBPR”) loss experience for the Bank’s Peer Group are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualitative factors.

The classes described above, which are based on the Federal Thrift Financial Report classifications, provide the starting point for the ALLL analysis. Management tracks the historical net charge-off activity at the reporting class level. A historical charge-off factor is calculated utilizing a rolling seven year average. In addition, the UBPR Peer Group charge-off factor is determined. The Bank uses a 67% weighting of Bank charge-off experience and a 33% weighting of Peer Group charge-off experience to establish its historical charge-off factor.

“Pass” rated credits are segregated from “Classified” credits for the application of qualitative factors. Management has identified a number of additional qualitative factors that it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALLL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALLL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance. The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2010:

	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)
December 31, 2010:
Real estate:
One-to-four-family	$564	$378	$186
Multi-family	—	—	—
Non-residential	16	16	—
Construction	33	33	—
Home equity and second mortgages	96	21	75

	709	448	261

Commercial	368	368	—
Consumer	62	62	—

Total	$1,139	$878	$261

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALLL that is representative of the risk found in the components of the portfolio at any given date.

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

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at December 31, 2010 and September 30, 2010 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
December 31, 2010
Securities available for sale	$51,084	$—	$51,084	$—

September 30, 2010
Securities available for sale	$56,336	$—	$56,336	$—

For financial assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy at December 31, 2010 and September 30, 2010 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
December 31, 2010
Impaired loans	$1,524	$—	$—	$1,524

September 30, 2010
Impaired loans	$—	$—	$—	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2010 and September 30, 2010:

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

Loans Receivable. The fair value of loans receivable, excluding certain impaired loans, is estimated by discounting the future cash flows, using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans. The fair value of certain impaired loans is generally determined based on independent third party appraisals of the properties, or discounted cash flows based on the expected proceeds. These values are based upon the lowest level of input that is significant to the fair value measurements and are considered to be Level 3 fair values. The fair value consists of the loan balances less specific valuation allowances.

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

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at December 31, 2010 or September 30, 2010.

The carrying amounts and estimated fair values of financial instruments are as follows:

	December 31, 2010		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,935	$6,935	$3,434	$3,434
Securities available for sale	51,084	51,084	56,336	56,336
Loans held for sale	1,012	1,012	557	557
Loans receivable	178,418	196,946	179,066	201,882
Accrued interest receivable	1,014	1,014	988	988

Financial liabilities:
Deposits	186,712	187,436	188,306	196,898
FHLB Advances	34,539	37,347	34,578	38,121
Accrued interest payable	446	446	478	478

Off-balance sheet financial instruments	—	—	—	—

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

11. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB of New York is carried at cost as of December 31, 2010 and September 30, 2010. Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge was necessary related to the FHLB stock as of December 31, 2010 or September 30, 2010.

12. Recent Accounting Pronouncements

The FASB issued guidance (Accounting Standards Update (“ASU”) 2010-20) regarding disclosures about the credit quality of financing receivables including loans and the allowance for credit losses. This guidance requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

The amendments in recent FASB guidance (ASU 2011-01) temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. Under the existing effective date in ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

The FASB issued guidance (ASU 2009-16) amending the Accounting Standards Codification to improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance was effective at the start of our fiscal year beginning after October 1, 2010. The adoption of this guidance has not had any impact on the Company’s consolidated financial statements, but may have an impact in future periods.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors including those set forth in Part 1, Item 1A– Risk Factors of our Form 10-K for the year ended September 30, 2010 which was filed with the Securities and Exchange Commission on December 15, 2010, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in interest rates;

•	our allowance for loan losses may not be sufficient to cover actual loan losses;

•	the risk of loss associated with our loan portfolio;

•	lower demand for loans;

•	changes in our asset quality;

•	other-than-temporary impairment charges for investments;

•	the soundness of other financial institutions;

•	changes in liquidity;

•	changes in the Company’s reputation;

•	higher FDIC insurance premiums;

•	changes in the real estate market or local economy;

•	our ability to successfully implement our future plans for growth;

•	natural and man made disasters and public health issues such as the H1N1 flu outbreak;

•	our ability to retain our executive officers and other key personnel;

•	competition in our primary market area;

•	changes in laws and regulations to which we are subject;

•	the effects of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	recent developments affecting the financial markets;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents; and

•	the low trading volume in our stock.

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

The Company’s net interest income may be affected by market interest rate changes. Local market conditions and liquidity needs of other financial institutions can have a dramatic impact on the interest rates offered to attract deposits. In recent years, changes in short-term interest rates did not result in corresponding changes in long-term interest rates, and local market conditions resulted in relatively high certificate of deposit interest rates and lower interest rates on loans. The effect of this interest rate environment did, and could in the future, continue to decrease the Company’s ability to invest deposits and reinvest proceeds from loan and investment repayments at higher interest rates. During portions of the past two fiscal years, the Company’s cost of funds did not change proportionally to its yield on loans and investments, due to the longer-term nature of its interest-earning assets, the yield curve environment and higher interest rates on deposits resulting from liquidity needs of other financial institutions.

In order to grow and diversify, the Company seeks to continue to increase its multi-family, non-residential, construction, home equity and commercial loans by targeting these markets in Westchester County and the surrounding areas as a means to increase the yield on and diversify its loan portfolio as well as build transactional deposit account relationships. In addition, depending on market conditions, the Company may sell the fixed-rate residential real estate loan originations to a third party in order to diversify its loan portfolio, increase non-interest income and reduce interest rate risk.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. Among other things, the Dodd-Frank Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the new law will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. The new law significantly affects the operations of federal savings associations (including the Bank) and their holding companies (including the Company) as, among other things, the Dodd-Frank Act: (1) abolishes our primary federal regulator, the

Office of Thrift Supervision (“OTS”), effective 90 days after the transfer of the OTS’s supervisory and other functions to the Federal Reserve Board (“FRB”), Federal Deposit Insurance Corporation (“FDIC”), and the Office of the Comptroller of the Currency (“OCC”); (2) creates the Bureau of Consumer Financial Protection, a new independent consumer watchdog agency housed within the FRB that will have primary rulemaking authority with respect to all federal consumer financial laws; (3) requires that formal capital requirements be imposed on savings and loan holding companies generally commencing July 2015; (4) codifies the “source of strength” doctrine for all depository institution holding companies; (5) grants to the U.S. Department of the Treasury, FDIC and the FRB broad new powers to seize, close and wind down “too big to fail” financial (including non-bank) institutions in an orderly fashion; (6) establishes a new Financial Stability Oversight Council that is charged with identifying and responding to emerging risks throughout the financial system, composed primarily of federal financial services regulators and chaired by the Secretary of the Treasury Department; (7) adopts new standards and rules for the mortgage industry; (8) adopts new bank, thrift and holding company regulation; (9) permanently increases the standard maximum deposit insurance limit to $250,000 per depositor, per institution for each account ownership category; (10) temporarily provides for unlimited deposit insurance coverage for “noninterest-bearing transaction accounts;” (11) repeals the long-standing statutory prohibition on the payment of interest on demand deposits including commercial transaction accounts; (12) adopts new federal regulation of the derivatives market; (13) adopts the so-called Volcker Rule, substantially restricting proprietary trading by depository institutions and their holding companies; (14) imposes requirements for “funeral plans” by large, complex financial companies; (15) establishes new regulation of the asset securitization market through “skin in the game” and enhanced disclosure requirements; (16) establishes new regulation of interchange fees; (17) establishes new and enhanced compensation and corporate governance oversight for the financial services industry; (18) provides enhanced oversight of municipal securities; (19) provides a specific framework for payment, clearing and settlement regulation; (20) tasks the federal banking agencies with adopting new and enhanced capital standards for all depository institutions; and (21) significantly narrows the scope of federal preemption for national banks and federal savings associations.

Like all other financial institutions and in particular, community thrift organizations, the Company is currently evaluating the potential impact of the Dodd-Frank Act on our business, financial condition, results of operations and prospects and expects that some provisions of the new law may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Dodd-Frank Act. Additionally, given that the functions of the OTS in regard to the Company and Bank will formally be transferred to the FRB and the OCC respectively on July 21, 2011 (or else by January 21, 2012 if a six-month extension is required), the Company and Bank may see changes in the way we are supervised and examined sooner, and may experience operational challenges in the course of transition to our new regulators.

Comparison of Financial Condition at December 31, 2010 to September 30, 2010

Total assets decreased by $1.8 million, or 0.7%, to $245.6 million at December 31, 2010 from $247.4 million at September 30, 2010. Proceeds received from calls and repayments of available for sale securities were used to fund declines in retail deposits and an increase in cash and cash equivalents in the three months ended December 31, 2010.

Loans receivable were $178.4 million and $179.1 million at December 31, 2010 and September 30, 2010, respectively, representing a decrease of $648,000, or 0.4%. The decrease in loans resulted principally from normal amortization and prepayments of one-to-four-family mortgages, net of a $4.8 million increase in commercial loans and to a lesser degree, increases in multi-family and non-residential real estate mortgage loans.

While the banking industry has seen increases in loan delinquencies and defaults over the past year, particularly in the subprime sector, the Bank has not experienced significant losses in its loan portfolio due primarily to its conservative underwriting policies. As of December 31, 2010 and September 30, 2010, the Bank had $3.3 million and $3.0 million of non-performing loans, respectively, of which, $2.3 million and $2.4 million, respectively, are in process of foreclosure, and have been placed on non-accrual status. The balance represents loans which are 90 or more days past due, but have not been placed on non-accrual status principally due to pending modifications. The impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. As of December 31, 2010 and September 30, 2010, the allowance for loan losses was 0.63% and 0.62% of loans outstanding, respectively. Despite a weak economy nationally as well as in our primary market area, there was no significant shift in the loan portfolio, loss experience, or other factors affecting the Bank, other than the planned growth in multi-family, non-residential real estate and commercial loans and the decline in one-to-four-family mortgage loans. As a result of the deterioration of economic conditions, continued high unemployment, declines in real estate values in the Bank’s primary market area, lower commercial real estate cash flows and a modest increase in delinquencies, $25,000 and $60,000 was provided for loan losses in the three months ended December 31, 2010 and 2009, respectively.

Deposits decreased by $1.6 million, or 0.8%, from $188.3 million as of September 30, 2010 to $186.7 million as of December 31, 2010. The decrease in deposits was funded from calls and repayments of available for sale securities. The Bank participates in the Certificate of Deposit Account Registry Service, or “CDARS” network. Under this network, the Bank can transfer deposits into the network (a one way sell transaction), request that the network deposit funds at the Bank (a one way buy transaction), or deposit funds into the network and receive an equal amount of deposits from the network (a reciprocal transfer). The network provides the Bank with an investment vehicle in the case of a one way sell, a liquidity or funding source in the case of a one way buy and the ability to access additional FDIC insurance for customers in the case of a reciprocal transfer. The Bank had $8.0 million of CDARS deposits as of December 31, 2010 and September 30, 2010.

Stockholders’ equity decreased from $21.8 million at September 30, 2010 to $21.6 million at December 31, 2010 as a result of the other comprehensive loss of $354,000, partially offset by the net income of $90,000 and by additions to equity resulting from accounting for stock-based compensation and the Company’s ESOP. The other comprehensive loss in the three months ended December 31, 2010 resulted from decreases in the fair value of available for sale securities.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009

General. The Company recorded net income of $90,000 for the three months ended December 31, 2010, compared to net income of $102,000 for the three months ended December 31, 2009. The change primarily reflects an increase in net interest income, offset by a decrease in non-interest income and an increase in non-interest expense. In the three months ended December 31, 2009, the Company realized $208,000 in gains on the sale of securities.

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

	Three Months Ended December 31,
	2010			2009
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$175,784	$2,542	5.78%	$170,883	$2,515	5.89%
Securities(2)	55,817	256	1.83%	52,618	309	2.35%
Other interest-earning assets(3)	7,630	48	2.52%	3,885	29	2.99%

Total interest-earning assets	239,231	2,846	4.76%	227,386	2,853	5.02%

Non interest-earning assets	6,399			7,822

Total assets	$245,630			$235,208

Interest-bearing liabilities:
Demand deposits	$30,813	62	0.80%	$28,683	73	1.02%
Savings and club accounts	40,989	41	0.40%	41,093	41	0.40%
Certificates of deposit	99,119	403	1.63%	83,444	439	2.10%
Borrowed money(4)	36,004	430	4.78%	44,135	439	3.98%

Total interest-bearing liabilities	206,925	936	1.81%	197,355	992	2.01%

Non interest-bearing deposits	15,576			14,584
Other liabilities	1,559			2,572

Total liabilities	224,060			214,511
Total stockholders’ equity	21,570			20,697

Total liabilities and stockholders’ equity	$245,630			$235,208

Interest rate spread		$1,910	2.95%		$1,861	3.01%

Net interest-earning assets/net interest margin	$32,306		3.19%	$30,031		3.27%

Ratio of interest-earning assets to interest-bearing liabilities		1.16x			1.15x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Held to maturity securities included at amortized cost and available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, stock of Federal Home Loan Bank of NY and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds, FHLB advances and securities sold under agreements to repurchase.

Interest Income. Interest income of $2.8 million for the three months ended December 31, 2010, was $7,000 lower than interest income for the three months ended December 31, 2009. The minor decrease in interest income was primarily due to a decrease of $53,000 in interest from investments, offset for the most part by increases of $27,000 and $19,000 in interest income from loans and other interest earning assets, respectively.

Interest income from loans increased by $27,000 in the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The increase was due to a $4.9 million, or 2.9%, increase in the average balance of loans to $175.8 million in the three months ended December 31, 2010 from $170.9 million in the three months ended December 31, 2009, offset in part by an 11 basis point decrease in the average yield to 5.78% from 5.89%, reflecting changes in the composition of the loan portfolio and lower market interest rates. The increase in average loan balances includes loans in the commercial, non-residential real estate and multi-family mortgage loan categories, net of normal amortization and prepayments of one-to-four-family mortgages. The Company continues to sell conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. Higher loan volume increased interest income by $73,000 while the lower interest rates decreased interest income by $46,000.

Interest income from securities decreased by $53,000 to $256,000 for the three months ended December 31, 2010 from $309,000 for the three months ended December 31, 2009. The decrease in interest income from securities was attributable to lower yields on the securities portfolio which reduced interest income by $71,000, offset in part by higher average balances which rose to $55.8 million in the three months ended December 31, 2010 compared to $52.6 million in the three months ended December 31, 2009. The decrease in the securities portfolio yield was due to an overall decline in market interest rates while the increase in the average balances of securities was due to funds from deposit inflows, including the CDARS deposit, which were invested in short to intermediate-term available-for-sale securities, principally notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies.

Overall declines in market interest rates reduced the average interest rate on interest-earning assets from 5.02% in the quarter ended December 31, 2009 to 4.76% in the comparable 2010 period. Of the $7,000 decrease in interest income in the three months ended December 31, 2010 compared to the three months ended December 31, 2009, higher average balances of interest-earning assets caused an increase of $115,000 in interest income, while lower interest rates caused a decrease in interest income of $122,000.

Interest Expense. Interest expense declined by $56,000, or 5.6%, to $936,000 in the three months ended December 31, 2010 compared to $992,000 in the comparable 2009 period. Interest on demand deposits decreased $11,000 as a result of lower interest rates paid on those deposits, offset in part by the impact of higher average balances. Interest on savings and club accounts was unchanged in the three months ended December 31, 2010 compared to the comparable 2009 period.

Interest expense on certificates of deposit declined by a net amount of $36,000 in the three months ended December 31, 2010 compared to the three months ended December 31, 2009 as a result of lower market interest rates, offset in part by the impact of higher average balances in the 2010 period. The average balance of certificates of deposit increased by $15.7 million to $99.1 million in the three months ended December 31, 2010 compared to $83.4 million for the three months ended December 31, 2009, while the interest rate on those deposits decreased from 2.1% in the three months ended December 31, 2009 to 1.63% in the comparable 2010 period. The increase in average balances in the 2010 period was the result of promotional certificate programs offered earlier in 2010. As shown in the rate/ volume table which follows, interest expense on certificates of deposit declined by $109,000 in the three months ended December 31, 2010 compared to the three months ended December 31, 2009 as a result of lower interest rates, offset in part by a $73,000 increase in interest expense resulting from higher average balances in the three months ended December 31, 2010 compared to the three months ended December 31, 2009. Lower average balances of FHLB borrowings caused the interest expense on borrowed money to decrease by $89,000 in the three months ended December 31, 2010 compared to the three months ended December 31, 2009 while higher rates essentially offset the savings from lower balances. The lower interest rate in the 2009 period resulted from borrowing short term funds from the FHLB which lowered the overall effective FHLB interest rate.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 2.01% in the quarter ended December 31, 2009 to 1.81% in the comparable 2010 period. Of the $56,000 decrease in interest expense in the three months ended December 31, 2010 compared to the three months ended December 31, 2009, declines in certificates of deposit rates reduced interest expense by $109,000, while all other changes in volume and rate of the other interest bearing liabilities caused a net increase in interest expense of $53,000.

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

	Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$73	$(46)	$27
Securities	18	(71)	(53)
Other interest-earning assets	24	(5)	19

Total interest-earning assets	115	(122)	(7)

Interest-bearing liabilities:
Demand deposits	5	(16)	(11)
Savings and club accounts	—	—	—
Certificates of deposit	73	(109)	(36)
Borrowed money	(89)	80	(9)

Total interest-bearing liabilities	(11)	(45)	(56)

Net interest income	$126	$(77)	$49

Net Interest Income. Net interest income increased $49,000, or 2.6%, to $1.9 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, and decreases in the cost of interest-bearing liabilities and changes in the mix of the average deposit and borrowing balances.

Provision for Loan Losses. The allowance for loan losses was $1.1 million, or 0.63% of gross loans outstanding, at December 31, 2010 compared to $1.1 million or 0.62% of gross loans outstanding at September 30, 2010. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of December 31, 2010 and September 30, 2010, the Bank had $3.3 million and $3.0 million of non-performing loans, respectively, of which, $2.3 million and $2.4 million, respectively, are in process of foreclosure, and have been placed on non-accrual status. The balance represent loans which are 90 or more days past due, but have not been placed on non- accrual status principally due to pending modifications. The impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. Despite a weak economy nationally as well as in our primary market area, there was no significant shift in the loan portfolio, loss experience, or other factors affecting the Bank, other than the planned growth in multi-family, non-residential real estate and commercial loans and the decline in one-to-four-family mortgage loans. As a result of the deterioration of economic conditions, continued high unemployment, declines in real estate values in the Company’s primary market area, lower commercial real estate cash flows, higher commercial loans and a modest increase in delinquencies, $25,000 and $60,000 was provided for loan losses in the three month periods ended December 31, 2010 and 2009, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $189,000 in the three months ended December 31, 2010 was lower than the $350,000 in the comparable 2009 period primarily as a result of a $208,000 gain on the sale of securities in the 2009 period which did not recur in the 2010 period, net of higher gains on loans originated for sale resulting from higher loan sales volume.

Non-interest Expenses. Non-interest expenses increased by $33,000, or 1.7% for the three months ended December 31, 2010, compared to the prior year period. Higher salaries and benefits of $2,000 resulted principally from commissions on higher loan sales volume and higher incentive compensation and health plan costs, offset in part by lower pension costs which resulted from the suspension of benefit accruals in March 2010. Occupancy and equipment costs were comparable in the three months ended December 31, 2010 and 2009. Professional fees were $33,000 higher in the three months ended December 31, 2010 compared to the three months ended December 31, 2009 due to employment agency fees and higher legal expense. Advertising was $34,000 lower in the three months ended December 31, 2010 compared to 2009 as a result of cost cutting measures adopted in the 2010 period. FDIC insurance premiums, directors’ fees, other insurance and banking charges were comparable in the three months ended December 31, 2010 and 2009. Other non-interest expense was $25,000 higher in the three months ended December 31, 2010 compared to 2009 as a result of a new on-line mortgage application process and advisory committee meetings and fees.

Income Tax Expense (Benefit). The income tax benefit was $20,000 in the three months ended December 31, 2010 compared to a tax expense of $78,000 in the comparable 2009 period. The income tax benefit in the three months ended December 31, 2010 includes a reduction in previously recorded tax expense of $55,000 resulting from the change in the Company’s tax year from December 31 to September 30. During the process of converting the Company’s tax year end to coincide with the financial reporting year end, the Company determined that taxes accrued in prior years were overstated by $220,000. This overstatement will be reversed at the rate of $55,000 per quarter during the fiscal year ending September 30, 2011. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended December 31, 2010 and 2009 was different than the statutory rate as a result of certain non-deductible expenses.

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

The primary goals of the Company’s interest rate management strategy are to determine the appropriate level of risk given the business strategy and then manage that risk so as to reduce the exposure of the Company’s net interest income to fluctuations in interest rates. Historically, the Company’s lending activities have been dominated by one-to-four family real estate mortgage loans, and in more recent periods, such activities have included increases in non-residential real estate mortgage loans, multi-family and secured commercial loans. The primary source of funds has been deposits, FHLB borrowings, CDARS transactions and brokered certificates of deposit, which have substantially shorter terms to maturity than the loan portfolio. As a result, the Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to limiting terms of fixed rate one-to-four-family mortgage loan originations which are retained in the Company’s portfolio, selling substantially all of the one-to-four family mortgage originations in the secondary market and emphasizing investments with short and intermediate term maturities and borrowing term funds from the FHLB.

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

Net Interest Income at Risk

The Company uses a simulation model to monitor interest rate risk. This model reports the net interest income and net economic value at risk under different interest rate environments. Specifically, an analysis is performed related to changes in net interest income by assuming changes in interest rates, both up and down, from current rates over the three year period following the financial statements. The changes in interest income and interest expense related to changes in interest rates reflect the interest sensitivity of the Company’s interest-earning assets and interest-bearing liabilities.

The table below sets forth the latest available estimated changes in net interest income, as of September 30, 2010, that would result from various basis point changes in interest rates over a twelve month period.

Change in
Interest Rates	Net Interest Income
In Basis Points		Dollar	Percent
(Rate Shock)	Amount	Change	Change
	(Dollars in thousands)
300	$7,635	$(470)	-5.8%
200	7,799	(306)	-3.8%
100	7,976	(129)	-1.6%
0	8,105	—	—
-100	7,863	(242)	-3.0%

Liquidity and Capital Resources

The Company is required to maintain levels of liquid assets sufficient to ensure the Company’s safe and sound operation. Liquidity is defined as the Company’s ability to meet current and future financial obligations of a short-term nature. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, repayment of borrowings and loan funding commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives.

The Company’s primary sources of funds are retail deposits, the CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds, available-for-sale securities or cash equivalents and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and draw upon existing borrowing agreements with the FHLB and the Federal Reserve which provide an additional source of funds. At December 31, 2010 and September 30, 2010, the Company had $34.5 million and $34.6 million of advances from the FHLB, respectively and CDARS deposits of $8.0 million as of both dates.

In the three months ended December 31, 2010, net cash used by operating activities was $1,000 compared to net cash used by operating activities of $2.8 million in the same period in 2009. In the three months ended December 31, 2010 and 2009, net income included non-cash expenses (consisting of depreciation, amortization, provision for loan losses, deferred taxes and stock-based compensation) of $233,000 and $282,000, respectively. Loans originated for resale, net of proceeds from loans sold used $455,000 and $1.3 million of cash in the three months ended December 31, 2010 and 2009, respectively. In order to reduce sensitivity to interest rate risk, provide for additional liquidity and enhance non-interest income, the Company continues to sell one-to-four-family loan originations. The increase in other assets in the three month period ended December 31, 2009 resulted principally from the required prepayment of FDIC insurance premiums for the three year period ending December 31, 2012.

In the three months ended December 31, 2010, investing activities provided $5.2 million of cash, compared to $12.2 million of cash in the same period in 2009. In the three months ended December 31, 2010 and 2009, calls and repayments of securities provided $4.6 million and $7.3 million of cash, respectively. In the three months ended December 31, 2009, proceeds from the sale of securities, including gains of $208,000 provided $10.3 million of cash. There were no sales of securities during the three month period ended December 31, 2010. Net loan decreases provided $557,000 of cash in the three months ended December 31, 2010 while loan increases used $5.0 of cash in the three months ended December 31, 2009.

Net cash used by financing activities was $1.7 million in the three months ended December 31, 2010 compared to net cash used by financing activities of $15.1 million in the three months ended December 31, 2009. In the three months ended December 31, 2010, changes in deposit balances used $1.6 million of cash, while using $21.4 million of cash in the three months ended December 31, 2009. Net repayments of borrowings from FHLB used $6.2 million of cash in the three months ended December 31, 2009.

On December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009, all non-exempt insured depository institutions were required to prepay their quarterly risk-based assessments for the third and fourth quarter of 2009, and for all of 2010, 2011 and 2012. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 was used for 2010. That rate was increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation also assumes a 5 percent annual deposit growth rate, increased quarterly, through the end of 2012. As provided for in the final rule implementing the prepaid assessment requirement, an institution accounts for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 31, 2009. Subsequently, each institution will record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution will resume paying and accounting for quarterly deposit insurance assessments as they do currently. Under the final rule, the FDIC stated that its requirement for prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during 2010, 2011, 2012, or thereafter, pursuant to notice-and-comment rulemaking procedures provided by statute, and therefore, continued actions by the FDIC could significantly increase the Bank’s noninterest expense in fiscal 2011 and for the foreseeable future.

On February 7, 2011, the FDIC Board approved a final rule that implements a new deposit insurance assessment system for insured depository institutions, including a new pricing structure for institutions with more than $10 billion in assets. The new assessment structure modifies an institution’s current deposit insurance assessment base from adjusted domestic deposits to an institution’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act.

Pursuant to the final rule, Tier 1 capital would be used as the measure for tangible equity. Depository institutions with less than $1 billion in assets will report average weekly balances during the calendar quarter, unless they elect to report daily averages. Since the new assessment base would be larger than the current base, the new assessment structure includes revisions to the total base assessment rate schedule by lowering assessment rates, after adjustments, to a range between 2.5 and 9 basis points for depository institutions in the lowest risk category, and 30 to 45 basis points for institutions in the highest risk category. The various adjustments incorporated into the schedule take into account the heightened risk with respect to certain types of funding such as unsecured debt and brokered deposits. The final rule eliminates the secured liability adjustment and includes a new adjustment requirement for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. The final rule calls for the indefinite suspension of dividends whenever the fund reserve ratio exceeds 1.5%. In lieu of dividends, however, the final rule sets out additional rate schedules with progressively lower rates that would go into effect without further action by the FDIC Board when the fund reserve ratio reaches certain milestones. Importantly, the final rule retains the FDIC Board’s flexibility to adopt actual rates that are higher or lower than total base assessment rates without requiring further notice-and-comment rulemaking, but provides that: (1) the FDIC Board cannot increase or decrease rates from one quarter to the next by more than 2 basis points; and (2) cumulative increases and decreases cannot be more than 2 basis points higher or lower than the total base assessment rates.

The changes would generally take effect as of April 1, 2011 and would be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. The Company and Bank are currently evaluating the impact that the new assessment base final rule will have on our financial position and results of operations. While the final rule is expected to have a positive effect on small institutions (those with less than $10 billion in assets) given that, in the aggregate, the large bulk of such institutions are expected to see a decrease in assessments, the impact of the final rule, and/or additional FDIC special assessments or other regulatory changes affecting the financial services industry could negatively affect the Company’s liquidity and financial results in future periods.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of December 31, 2010, the Company had cash and cash equivalents of $6.9 million and available for sale securities of $51.1 million. At December 31, 2010, the Company had outstanding commitments to originate loans of $8.5 million and $13.9 million of undisbursed funds from approved lines of credit, principally, homeowners’ equity lines of credit, and to a lesser degree, secured commercial lines of credit. Certificates of deposit scheduled to mature in one year or less at December 31, 2010, totaled $70.7 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company. A portion of the retail deposit decrease of $21.4 million in the three month period ended December 31, 2009 occurred from promotional certificate of deposit rates offered in connection with the Mount Kisco branch opening earlier in 2009 and the retention rate for these certificates of deposit was lower than the Company’s historical retention rates.

The Company has an Overnight Advance line of credit with the FHLB, which was not in use at December 31, 2010 or September 30, 2010. The Company’s overall credit exposure at the FHLB, including borrowings under the Overnight Advance line of credit and other term borrowings cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loans and securities pledged as collateral.

The following table sets forth the Bank’s capital position at December 31, 2010, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)

Total capital (to risk-weighted assets)	$19,796	16.22%	≥	$9,765	≥	8.00%	≥	$12,206	≥	10.00%
Core (Tier 1) capital (to risk-weighted assets)	18,918	15.50		N/A		N/A	≥	7,324	≥	6.00
Core (Tier 1) capital (to total adjusted assets)	18,918	7.73	≥	9,792	≥	4.00	≥	12,240	≥	5.00
Tangible capital (to total adjusted assets)	18,918	7.73	≥	3,672	≥	1.50		N/A		N/A

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

CMS Bancorp, Inc.

Date: February 10, 2011	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: February 10, 2011	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer