Form 10-Q
period 2011-03-31
CMS Bancorp, Inc.
filed 2011-05-13
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	September 30,
	2011	2010
	(Dollars in thousands, except per share data)
ASSETS

Cash and amounts due from depository institutions	$1,061	$818
Interest-bearing deposits	4,156	2,616

Total cash and cash equivalents	5,217	3,434
Securities available for sale	54,483	56,336
Loans held for sale	393	557
Loans receivable, net of allowance for loan losses of $1,169 and $1,114, respectively	178,085	179,066
Premises and equipment	2,803	2,945
Federal Home Loan Bank of New York stock	1,952	1,956
Interest receivable	946	988
Other assets	2,469	2,103

Total assets	$246,348	$247,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$17,740	$14,094
Interest bearing	169,426	174,212

Total deposits	187,166	188,306
Advances from Federal Home Loan Bank of New York	34,500	34,578
Advance payments by borrowers for taxes and insurance	1,670	849
Other liabilities	1,396	1,896

Total liabilities	224,732	225,629

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, authorized shares:
7,000,000; shares issued: 2,055,165; shares outstanding:
1,862,803	21	21
Additional paid-in capital	18,380	18,272
Retained earnings	6,641	6,511
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,425)	(1,452)
Accumulated other comprehensive income (loss)	(341)	64

Total stockholders’ equity	21,616	21,756

Total liabilities and stockholders’ equity	$246,348	$247,385

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,558	$2,512	$5,100	$5,016
Securities	236	231	492	540
Other interest-earning assets	36	52	84	92

Total interest income	2,830	2,795	5,676	5,648

Interest expense:
Deposits	469	456	975	1,009
Mortgage escrow funds	5	6	14	11
Borrowings, short term	—	5	—	13
Borrowings, long term	424	418	845	844

Total interest expense	898	885	1,834	1,877

Net interest income	1,932	1,910	3,842	3,771
Provision for loan losses	30	—	55	60

Net interest income after provision for loan losses	1,902	1,910	3,787	3,711

Non-interest income:
Fees and service charges	37	53	84	107
Net gain on sale of loans	37	90	178	176
Net gain on sale of securities	—	—	—	208
Other	3	5	4	7

Total non-interest income	77	148	266	498

Non-interest expense:
Salaries and employee benefits	1,058	1,037	2,103	2,080
Net occupancy	310	302	601	587
Equipment	180	177	362	350
Professional fees	104	239	273	375
Advertising	18	26	32	74
Federal insurance premiums	70	67	138	135
Directors’ fees	59	58	105	109
Other insurance	21	21	42	39
Bank charges	15	20	28	39
Other	157	159	312	289

Total non-interest expense	1,992	2,106	3,996	4,077

Income (loss) before income taxes	(13)	(48)	57	132
Income tax expense (benefit)	(53)	(13)	(73)	65

Net income (loss)	$40	$(35)	$130	$67

Net income (loss) per common share:
Basic and diluted	$0.02	$(0.02)	$0.08	$0.04

Weighted average number of common shares outstanding:
Basic and diluted	1,703,956	1,698,019	1,703,495	1,697,327

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$40	$(35)	$130	$67

Other comprehensive income (loss):
Gross unrealized holding gains (losses) on securities available for sale	(81)	47	(668)	(42)
Gross unrealized holding gains on available for sale securities transferred to income on sale or call of securities	—	—	—	(199)
Retirement plan	(3)	(22)	(5)	(39)

	(84)	25	(673)	(280)
Deferred income taxes	33	(9)	268	112

Other comprehensive income (loss) net of income taxes	(51)	16	(405)	(168)

Comprehensive (loss)	$(11)	$(19)	$(275)	$(101)

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$130	$67
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation of premises and equipment	185	188
Amortization and accretion, net	147	172
Provision for loan losses	55	60
Deferred income taxes (benefit)	(112)	(94)
ESOP expense	25	20
Stock option expense	44	43
Restricted stock award expense	66	64
Net gain on sale of securities	—	(208)
Net gain on sale of loans	(178)	(176)
Loans originated for sale	(9,398)	(8,663)
Proceeds from sale of loans originated for sale	9,740	8,915
Decrease in interest receivable	42	36
Decrease (increase) in other assets	14	(1,058)
(Decrease) in accrued interest payable	(58)	(303)
(Decrease) increase in other liabilities	(447)	277

Net cash provided by (used by) operating activities	255	(660)

Cash flows from investing activities:
Proceeds from sale of securities available for sale	—	10,114
Proceeds from sale of securities held to maturity	—	163
Purchases of securities available for sale	(4,000)	(11,023)
Principal repayments and calls on securities available for sale	5,125	19,236
Principal repayments on securities held to maturity	—	2
Net decrease (increase) in loans receivable	839	(6,793)
Additions to premises and equipment	(43)	(90)
Redemption (purchase) of Federal Home Loan Bank of N.Y. stock	4	(253)

Net cash provided by investing activities	1,925	11,356

Cash flows from financing activities:
Net (decrease) in deposits	(1,140)	(22,472)
Advances from Federal Home Loan Bank of N.Y.	—	5,700
Repayment of advances from Federal Home Loan Bank of N.Y.	(78)	(73)
Net increase in payments by borrowers for taxes and insurance	821	759

Net cash (used by) financing activities	(397)	(16,086)

Net increase (decrease) in cash and cash equivalents	1,783	(5,390)
Cash and cash equivalents-beginning	3,434	7,304

Cash and cash equivalents-ending	$5,217	$1,914

Supplemental information
Cash paid during the period for:
Interest	$1,892	$2,180

Income taxes	$60	$18

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

The Bank is a community and customer-oriented retail savings bank offering residential mortgage loans and traditional deposit products and, to a lesser extent, commercial real estate, small business and consumer loans in Westchester County, New York, and the surrounding areas. The Bank also invests in various types of assets, including securities of various government-sponsored enterprises and mortgage-backed securities. The Bank’s revenues are derived principally from interest on loans, interest and dividends received from its investment securities and fees for bank services. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, funds provided by operations and borrowings from the Federal Home Loan Bank of New York (“FHLB”).

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months and six months ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2010, which are in the Company’s Annual Report for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission on December 15, 2010.

The Company follows Financial Accounting Standards Board (“FASB”) guidance on subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the statement of financial condition date but before the financial statements are issued. This guidance sets forth the period after the statement of financial condition date during which management of the reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the statement of financial condition date in its financial statements, and the disclosure that should be made about events or transactions that occur after the statement of financial condition date. In preparing these consolidated financial statements, the Company evaluated the events that occurred after March 31, 2011 and through the date these consolidated financial statements were issued.

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

It is management’s opinion that accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the potential impairment of FHLB stock, the determination of other-than-temporary impairment on securities, and the assessment of whether deferred taxes are more likely than not to be realized.

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

5. Net Income Per Share

Basic net income per share was computed by dividing the net income by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s employee stock ownership plan, or “ESOP”. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. All outstanding stock options were anti-dilutive and therefore excluded from the computation of diluted net income per share for the three month and six month periods ended March 31, 2011 and 2010.

6. Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)
Service cost	$—	$28	$—	$91
Interest cost	57	73	133	123
Expected return on plan assets	(53)	(48)	(98)	(83)
Amortization of prior service cost	—	6	—	8
Amortization of unrecognized loss	3	16	5	31

Total	$7	$75	$40	$170

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

The Company recorded compensation expense with respect to stock options of $22,000 during each of the three month periods ended March 31, 2011 and 2010, respectively, and $44,000 and $43,000 during the six month periods ended March 31, 2011 and 2010, respectively. Unrecognized compensation expense associated with stock option grants as of March 31, 2011 was $169,000.

The Company has a Management Recognition Plan (“MRP”). The shares of restricted stock awarded under the MRP vest over a five year service period based on the anniversary of the grant date. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the shares covered under the MRP. The Company recognizes compensation expense for the fair value of the shares covered by the MRP on a straight line basis over the requisite service period. In November 2007, November 2009, May 2010 and January 2011, 61,701 shares, 4,150 shares, 2,000 shares and 3,008 shares, respectively, of restricted stock were awarded under the MRP, of which 32,609 were non-vested as of March 31, 2011.

The Company recorded compensation expense with respect to such restricted stock of $33,000 and $32,000 during the three month periods ended March 31, 2011 and 2010, and $66,000 and $64,000 during the six month periods ended March 31, 2011 and 2010, respectively. Unrecognized compensation associated with grants of restricted stock as of March 31, 2011 was $264,000.

In April 2011, the Company granted 8,300 options to purchase shares of the Company’s common stock at an exercise price of $8.66 per share. The stock options awarded vest over a five year service period based on the anniversary of the grant date. The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions for options granted in April 2011: risk-free interest rate of 3.39%; volatility factor of expected market price of the Company’s common stock of 39.1%; weighted average expected lives of the options of 7 years; and no cash dividends. The calculated weighted average fair value of options granted using these assumptions was $4.05 per option.

In April 2011, 4,150 shares of restricted stock were awarded under the MRP, which vest over a five year service period based on the anniversary of the grant date. The fair value of each share was $8.66 at the grant date.

8. Securities

Securities available for sale as of March 31, 2011 and September 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2011
U.S. Government agencies:
Due after one but within five years	$37,251	$123	$386	$36,988
Due after five but within ten years	1,007	1	—	1,008
Mortgage-backed securities	16,315	219	47	16,487

	$54,573	$343	$433	$54,483

September 30, 2010
U.S. Government agencies:
Due after one but within five years	$26,550	$288	$—	$26,838
Due after five but within ten years	11,753	23	—	11,776
Mortgage-backed securities	17,455	267	—	17,722

	$55,758	$578	$—	$56,336

There were no securities with unrealized losses as of September 30, 2010. The age of unrealized losses and fair value of related securities available for sale as of March 31, 2011 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U.S. Government agencies	$25,861	$386	$—	$—	$25,861	$386
Mortgage-backed securities	5,228	47	—	—	5,228	47

	$31,089	$433	$—	$—	$31,089	$433

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

Management does not believe that any of the individual unrealized losses at March 31, 2011, represent an other-than-temporary impairment. All mortgage-backed securities are U.S. Government Agencies backed and collateralized by residential mortgages. The net unrealized loss reported on securities at March 31, 2011 relate to eight securities issued by U.S. Government Agencies and three mortgage-backed securities.

There were no sales of available for sale securities during the three months or six months ended March 31, 2011, or during the three months ended March 31, 2010. During the three months ended December 31, 2009, the Company sold, or had called, available for sale securities with a carrying value of $9.9 million, and recognized a gain of $199,000 on such sales and calls.

There were no sales of held to maturity securities during the three months or six months ended March 31, 2011, or during the three months ended March 31, 2010. During the three months ended December 31, 2009, proceeds from sales of securities held to maturity totaled $163,000, including gross gains of $9,000. The securities sold consisted of mortgaged-backed securities on which the Company had already collected more than eighty-five percent of the principal outstanding at the sale date.

9. Loans

Loans receivable are carried at unpaid principal balances and net deferred loan origination costs less the allowance for loan losses. The Company defers loan origination fees and certain direct loan origination costs and accretes net amounts as an adjustment of yield over the contractual lives of the related loans. Net deferred loan origination costs were $586,000 and $790,000 at March 31, 2011 and September 30, 2010, respectively. Unamortized net fees and costs are recognized if the loan is repaid before its stated maturity.

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

The following table summarizes the primary segments of the loan portfolio as of March 31, 2011:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)

Real estate:
One-to-four-family	$5,741	$102,565	$108,306
Multi-family	—	11,519	11,519
Non-residential	—	26,638	26,638
Construction	—	1,562	1,562
Home equity and second mortgages	605	9,870	10,475

	6,346	152,154	158,500

Commercial	73	20,583	20,656
Consumer	1	97	98

Total	$6,420	$172,834	$179,254

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2011:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)

Real estate:
One-to-four-family	$1,472	$250	$4,269	$5,741	$5,694
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	303	64	302	605	594

	1,775	314	4,571	6,346	6,288

Commercial	—	—	73	73	73
Consumer	—	—	1	1	1

Total	$1,775	$314	$4,645	$6,420	$6,362

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2011:

	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$5,647	$594	$73	$1	$6,315
Interest income recognized on an accrual basis on impaired loans	$—	$—	$—	$—	$—
Interest income recognized on a cash basis on impaired loans	$20	$2	$—	$—	$22

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass (including loans graded Watch) and the classified ratings of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

Real estate:
One-to-four-family	$103,099	$469	$4,738	$—	$108,306
Multi-family	11,519	—	—	—	11,519
Non-residential	26,638	—	—	—	26,638
Construction	1,562	—	—	—	1,562
Home equity and second mortgages	9,749	308	418	—	10,475

	152,567	777	5,156	—	158,500

Commercial	20,583	—	73	—	20,656
Consumer	96	—	2	—	98

Total	$173,246	$777	$5,231	$—	$179,254

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2011:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)

Real estate:
One-to-four-family	$102,729	$1,642	$221	$372	$3,342	$5,577	$108,306
Multi-family	11,519	—	—	—	—	—	11,519
Non-residential	26,638	—	—	—	—	—	26,638
Construction	1,562	—	—	—	—	—	1,562
Home equity and second mortgages	10,046	—	94	—	335	429	10,475

	152,494	1,642	315	372	3,677	6,006	158,500

Commercial	20,583	—	—	—	73	73	20,656
Consumer	92	—	—	6	—	6	98

Total	$173,169	$1,642	$315	$378	$3,750	$6,085	$179,254

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

The Bank’s methodology for determining the ALLL is based on the requirements of the FASB’s Accounting Standards Codification (“ASC”) Topic 450-20 for loans collectively evaluated for impairment, ASC Section 310-10-35 for loans individually evaluated for impairment, as well as the Interagency Policy Statement on the Allowance for Loan and Lease Losses, and other bank regulatory guidance. The total of the two components represents the Bank’s ALLL.

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALLL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALLL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance. The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2011:

	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)

Real estate:
One-to-four-family	$566	$316	$250
Multi-family	—	—	—
Non-residential	19	19	—
Construction	38	38	—
Home equity and second mortgages	102	38	64

	725	411	314

Commercial	429	429	—
Consumer	15	15	—

Total	$1,169	$855	$314

The following table summarizes activity in the primary segments of the allowance for loan losses for the three months ended March 31, 2011:

	Balance December 31, 2010	Charge- offs	Recoveries	Provision	Balance March 31, 2011
	(In thousands)

Real estate:
One-to-four-family	$564	$—	$—	$2	$566
Multi-family	—	—	—		—
Non-residential	16	—	—	3	19
Construction	33	—	—	5	38
Home equity and second mortgages	96	—	—	6	102

	709	—	—	16	725

Commercial	368	—	—	61	429
Consumer	62	—	—	(47)	15

Total	$1,139	$—	$—	$30	$1,169

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at March 31, 2011 and September 30, 2010 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
March 31, 2011
U.S. Government agencies	$37,996	$—	$37,996	$—
Mortgage-backed securities	16,487	—	16,487	—

Securities available for sale	$54,483	$—	$54,483	$—

September 30, 2010
U.S. Government agencies	$38,614	$—	$38,614	$—
Mortgage-backed securities	17,722	—	17,722	—

Securities available for sale	$56,336	$—	$56,336	$—

For financial assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy at March 31, 2011 and September 30, 2010 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
March 31, 2011
Impaired loans	$1,461	$—	$—	$1,461

September 30, 2010
Impaired loans	$—	$—	$—	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at March 31, 2011 and September 30, 2010:

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

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at March 31, 2011 or September 30, 2010.

The carrying amounts and estimated fair values of financial instruments are as follows:

	March 31, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$5,217	$5,217	$3,434	$3,434
Securities available for sale	54,483	54,483	56,336	56,336
Loans held for sale	393	393	557	557
Loans receivable	178,085	193,205	179,066	201,882
Accrued interest receivable	946	946	988	988

Financial liabilities:
Deposits	187,166	187,732	188,306	196,898
FHLB Advances	34,500	37,019	34,578	38,121
Accrued interest payable	420	420	478	478

Off-balance sheet financial instruments	—	—	—	—

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

11. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB of New York is carried at cost as of March 31, 2011 and September 30, 2010. Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB, and (4) the liquidity position of the FHLB. Management believes no impairment charge was necessary related to the FHLB stock as of March 31, 2011 or September 30, 2010.

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

In January 2011, the FASB issued guidance (ASU No. 2011-01) which indefinitely deferred disclosures about troubled debt restructures. In April 2011, the FASB issued guidance (ASU No. 2011-02) which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring within the scope of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. ASU 2011-02 changed the effective date of the disclosures from “indefinite” to interim and annual periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. It is not anticipated that this guidance will affect the Company’s consolidated financial position or results of operations.

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

12. Contingencies

The Company, in the ordinary course of business, becomes a party to litigation from time to time. In the opinion of management, the ultimate disposition of such litigation should not have a material adverse effect on the financial position or results of operations of the Company.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors including those set forth in Part 1, Item 1A– Risk Factors of our Form 10-K for the year ended September 30, 2010 which was filed with the Securities and Exchange Commission on December 15, 2010, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	changes in interest rates;

•	our allowance for loan losses may not be sufficient to cover actual loan losses;

•	the risk of loss associated with our loan portfolio;

•	lower demand for loans;

•	changes in our asset quality;

•	other-than-temporary impairment charges for investments;

•	the soundness of other financial institutions;

•	changes in liquidity;

•	changes in the Company’s reputation;

•	higher FDIC insurance premiums;

•	changes in the real estate market or local economy;

•	our ability to successfully implement our future plans for growth;

•	natural and man made disasters and public health issues;

•	our ability to retain our executive officers and other key personnel;

•	competition in our primary market area;

•	changes in laws and regulations to which we are subject;

•	the effects of new laws and regulations, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	recent developments affecting the financial markets;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents; and

•	the low trading volume in our stock.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President on July 21, 2010. Among other things, the Dodd-Frank Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. Many of the provisions of the Dodd-Frank Act affecting the Company and Bank have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act.

Given that many of the new laws mandated by the Dodd-Frank Act which affect the Company and Bank are not yet effective at this time and much of the details and substance of such new laws will be shaped through the rulemaking process, the full impact of the Dodd-Frank Act on the business and operations of the Company and Bank currently cannot be fully assessed. For example, the Dodd-Frank Act repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. The ultimate impact of this change in law on the operations of the Company and Bank has not yet been determined. Additionally, the Dodd-Frank Act provides that the functions of the OTS in regard to the Company and Bank will formally be transferred to the FRB and the OCC respectively on July 21, 2011 (or else by January 21, 2012 if a six-month extension is required). The Federal Reserve recently indicated its intent to apply certain parts of its current consolidated supervisory program for bank holding companies (including significantly enhanced reporting requirements) to savings and loan holding companies after assuming supervisory responsibility for savings and loan holding companies on the transfer date. Accordingly, we may see changes in the way we are supervised and examined sooner, and may experience operational challenges in the course of transition to our new regulators.

Like all other financial institutions and in particular, community thrift organizations the Company is continuing to closely monitor developments and is currently evaluating the potential impact of the Dodd-Frank Act on our business, financial condition, results of operations and prospects and expect that some provisions of the new law may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Dodd-Frank Act.

Comparison of Financial Condition at March 31, 2011 to September 30, 2010

Total assets decreased by $1.0 million, or 0.4%, to $246.4 million at March 31, 2011 from $247.4 million at September 30, 2010. Proceeds received from calls and repayments of available for sale securities and loan payments were used to fund declines in retail deposits and an increase in cash and cash equivalents in the six months ended March 31, 2011.

Loans receivable were $178.1 million and $179.1 million at March 31, 2011 and September 30, 2010, respectively, representing a decrease of $981,000, or 0.5%. The decrease in loans resulted principally from normal amortization and prepayments of one-to-four-family mortgages, net of a $2.9 million increase in non-residential real estate loans and a $2.9 million increase in commercial loans.

While the banking industry has seen increases in loan delinquencies and defaults over the past year, particularly in the subprime sector, the Bank has not experienced significant losses in its loan portfolio due primarily to its conservative underwriting policies. As of March 31, 2011 and September 30, 2010, the Bank had $4.1 million and $3.0 million of non-performing loans, respectively, of which, $2.4 million in each period were in process of foreclosure, and have been placed on non-accrual status. The balance represents loans on which interest is accounted for on the cash basis and loans which have not been placed on non-accrual status due to pending modifications. The impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. As of March 31, 2011 and September 30, 2010, the allowance for loan losses was 0.65% and 0.62% of loans outstanding, respectively. Despite a weak economy nationally as well as in our primary market area, there was no significant shift in the loan portfolio, loss experience, or other factors affecting the Bank, other than the planned growth in multi-family, non-residential real estate and commercial loans and the decline in one-to-four-family mortgage loans. As a result of the deterioration of economic conditions, continued high unemployment, declines in real estate values in the Bank’s primary market area, lower commercial real estate cash flows and a modest increase in delinquencies, $55,000 and $60,000 was provided for loan losses in the six months ended March 31, 2011 and 2010, respectively.

Securities available for sale decreased from $56.3 million at September 30, 2010 to $54.5 million at March 31, 2011. Principal payments and calls of securities available for sale of $5.1 million were partially offset by additional investments of $4.0 million.

Deposits decreased by $1.1 million, or 0.6%, from $188.3 million as of September 30, 2010 to $187.2 million as of March 31, 2011. The decrease in deposits was funded from calls and repayments of available for sale securities and net repayments of loans. The Bank participates in the Certificate of Deposit Account Registry Service, or “CDARS”

network. Under this network, the Bank can transfer deposits into the network (a one way sell transaction), request that the network deposit funds at the Bank (a one way buy transaction), or deposit funds into the network and receive an equal amount of deposits from the network (a reciprocal transfer). The network provides the Bank with an investment vehicle in the case of a one way sell, a liquidity or funding source in the case of a one way buy and the ability to access additional FDIC insurance for customers in the case of a reciprocal transfer. The Bank had $8.0 million of CDARS deposits as of March 31, 2011 and September 30, 2010.

Advance payments by borrowers for taxes and insurance increased by $821,000 from $849,000 at September 30, 2010 to $1.7 million at March 31, 2011 representing the normal seasonal buildup in these accounts.

Stockholders’ equity decreased from $21.8 million at September 30, 2010 to $21.6 million at March 31, 2011 as a result of the other comprehensive loss of $405,000, partially offset by the net income of $130,000 and by additions to equity resulting from accounting for stock-based compensation and the Company’s ESOP. The other comprehensive loss in the six months ended March 31, 2011 resulted from decreases in the fair value of available for sale securities.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General. The Company recorded net income of $40,000 for the three months ended March 31, 2011, compared to a net loss of $35,000 for the three months ended March 31, 2010. The change primarily reflects an increase in net interest income and a decrease in non-interest expense, partially offset by a decrease in non-interest income.

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

	Three Months Ended March 31,
	2011			2010
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$178,462	$2,558	5.73%	$172,690	$2,512	5.82%
Securities(2)	51,009	236	1.85%	39,234	231	2.36%
Other interest-earning assets(3)	7,161	36	2.01%	4,562	52	4.56%

Total interest-earning assets	236,632	2,830	4.78%	216,486	2,795	5.16%

Non interest-earning assets	5,877			7,225

Total assets	$242,509			$223,711

Interest-bearing liabilities:
Demand deposits	$30,256	56	0.74%	$30,005	70	0.93%
Savings and club accounts	40,842	41	0.40%	39,863	40	0.40%
Certificates of deposit	98,277	372	1.51%	78,363	346	1.77%
Borrowed money(4)	35,519	429	4.83%	39,532	429	4.34%

Total interest-bearing liabilities	204,894	898	1.75%	187,763	885	1.89%

Non interest-bearing deposits	15,680			13,083
Other liabilities	587			2,139

Total liabilities	221,161			202,985
Total stockholders’ equity	21,348			20,726

Total liabilities and stockholders’ equity	$242,509			$223,711

Interest rate spread		$1,932	3.03%		$1,910	3.27%

Net interest-earning assets/net interest margin	$31,738		3.27%	$28,723		3.53%

Ratio of interest-earning assets to interest-bearing liabilities		1.15x			1.15x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Held to maturity securities included at amortized cost and available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds, FHLB advances and securities sold under agreements to repurchase.

Interest Income. Interest income of $2.8 million for the three months ended March 31, 2011, was $35,000 higher than interest income for the three months ended March 31, 2010. The increase in interest income was primarily due to an increase of $46,000 in interest from loans and a $5,000 increase in interest from investments, partially offset by a decrease of $16,000 in interest income from other interest earning assets.

Interest income from loans increased by $46,000 in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was due to a $5.8 million, or 3.3%, increase in the average balance of loans to $178.5 million in the three months ended March 31, 2011 from $172.7 million in the three months ended March 31, 2010, offset in part by a nine basis point decrease in the average yield to 5.73% from 5.82%, reflecting changes in the composition of the loan portfolio and lower market interest rates. The increase in average loan balances includes loans in the commercial and non-residential real estate loan categories, net of normal amortization and prepayments of one-to-four-family mortgages. The Company continues to sell conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. Higher loan volume increased interest income by $85,000 while the lower interest rates decreased interest income by $39,000.

Interest income from securities increased by $5,000 to $236,000 for the three months ended March 31, 2011 from $231,000 for the three months ended March 31, 2010. The increase in interest income from securities was attributable to higher average balances which rose to $51.0 million in the three months ended March 31, 2011 compared to $39.2 million in the three months ended March 31, 2010, offset by lower yields on the securities portfolio which declined to 1.85% in the three months ended March 31, 2011 compared to 2.36% in the three months ended March 31, 2010. The decrease in the securities portfolio yield was due to an overall decline in market interest rates while the increase in the average balances of securities was due to funds from deposit inflows, including the CDARS deposit, which were invested in short to intermediate-term available-for-sale securities, principally notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies.

Overall declines in market interest rates reduced the average interest rate on interest-earning assets from 5.16% in the quarter ended March 31, 2010 to 4.78% in the comparable 2011 period. Of the $35,000 increase in interest income in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, higher average balances of interest-earning assets caused an increase of $167,000 in interest income, while lower interest rates caused a decrease in interest income of $132,000.

Interest Expense. Interest expense increased by $13,000, or 1.5%, to $898,000 in the three months ended March 31, 2011 compared to $885,000 in the comparable 2010 period. Interest on demand deposits decreased $14,000 as a result of lower interest rates paid on those deposits, offset in part by the impact of higher average balances. Interest on savings and club accounts decreased slightly in the three months ended March 31, 2011 compared to the comparable 2010 period.

Interest expense on certificates of deposit increased by $26,000 in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of the impact of higher average balances in the 2011 period, offset in part by lower interest rates paid on those deposits. The average balance of certificates of deposit increased by $19.9 million to $98.3 million in the three months ended March 31, 2011 compared to $78.4 million for the three months ended March 31, 2010, while the interest rate on those deposits decreased from 1.77% in the three months ended March 31, 2010 to 1.51% in the comparable 2011 period. The increase in average balances in the 2011 period was the result of promotional certificate programs. As shown in the rate/ volume table which follows, interest expense on certificates of deposit declined by $55,000 in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of lower interest rates, which was more than offset by an $81,000 increase in interest expense resulting from higher average balances in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.89% in the quarter ended March 31, 2010 to 1.75% in the comparable 2011 period. Of the $13,000 increase in interest expense in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, declines in interest rates reduced interest expense by $24,000, while increases in volume of interest bearing liabilities caused a net increase in interest expense of $37,000.

Rate/Volume Analysis. The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the first period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the absolute value of the change due to volume and the change due to rate.

	Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$85	$(39)	$46
Securities	61	(56)	5
Other interest-earning assets	21	(37)	(16)

Total interest-earning assets	167	(132)	35

Interest-bearing liabilities:
Demand deposits	1	(15)	(14)
Savings and club accounts	1	—	1
Certificates of deposit	81	(55)	26
Borrowed money	(46)	46	—

Total interest-bearing liabilities	37	(24)	13

Net interest income	$130	$(108)	$22

Net Interest Income. Net interest income increased $22,000, or 1.2%, to $1.9 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, and increases in interest-bearing liabilities, net of lower interest rates on those liabilities.

Provision for Loan Losses. The allowance for loan losses was $1.2 million, or 0.65% of gross loans outstanding, at March 31, 2011 compared to $1.1 million or 0.62% of gross loans outstanding at September 30, 2010. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of March 31, 2011 and September 30, 2010, the Bank had $4.1 million and $3.0 million of non-performing loans, respectively, of which, $2.4 million in each period were in process of foreclosure, and have been placed on non-accrual status. The balance represents loans on which interest is accounted for on the cash basis and loans which have not been placed on non-accrual status due to pending modifications. The impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. Despite a weak economy nationally as well as in our primary market area, there was no significant shift in the loan portfolio, loss experience, or other factors affecting the Bank, other than the planned growth in multi-family, non-residential real estate and commercial loans and the decline in one-to-four-family mortgage loans. As a result of the deterioration of economic conditions, continued high unemployment, declines in real estate values in the Company’s primary market area, lower commercial real estate cash flows, higher commercial loans and a modest increase in delinquencies, $30,000 was provided for loan losses in the three month period ended March 31, 2011. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $77,000 in the three months ended March 31, 2011 was lower than the $148,000 in the comparable 2010 period primarily as a result of lower gains on loans originated for sale resulting from lower loan sales volume and lower fees and service charges.

Non-interest Expenses. Non-interest expenses decreased by $114,000, or 5.4% for the three months ended March 31, 2011, compared to the prior year period. Lower professional fees, which accounted for virtually all of the decrease, were $104,000 in the three months ended March 31, 2011 compared to the $239,000 in the three months ended March 31, 2010. The three month period ended March 31, 2010 included higher professional fees from corporate matter legal fees and higher internal and external audit fees associated with SOX compliance. The other components of non-interest expenses were comparable in the three months ended March 31, 2011 and 2010.

Income Tax Expense (Benefit). The income tax benefit was $53,000 in the three months ended March 31, 2011 compared to $13,000 in the comparable 2010 period. The income tax benefit in the three months ended March 31, 2011 includes a reduction in previously recorded tax expense of $55,000 resulting from the change in the Company’s tax year from March 31 to September 30. During the process of converting the Company’s tax year end to coincide with the financial reporting year end, the Company determined that taxes accrued in prior years were overstated by $220,000. This overstatement will be reversed at the rate of $55,000 per quarter during the fiscal year ending September 30, 2011. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended March 31, 2011 and 2010 was different than the statutory rate as a result of certain non-deductible expenses.

Comparison of Operating Results for the Six Months Ended March 31, 2011 and 2010

General. The Company recorded net income of $130,000 for the six months ended March 31, 2011, compared to net income of $67,000 for the six months ended March 31, 2010. The change primarily reflects an increase in net interest income and lower non-interest expense, offset by a decrease in non-interest income.

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

	Six Months Ended March 31,
	2011			2010
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$177,123	$5,100	5.76%	$171,787	$5,016	5.84%
Securities(2)	53,413	492	1.84%	45,926	540	2.35%
Other interest-earning assets(3)	7,396	84	2.27%	4,893	92	3.76%

Total interest-earning assets	237,932	5,676	4.77%	222,606	5,648	5.07%

Non interest-earning assets	6,137			6,854

Total assets	$244,069			$229,460

Interest-bearing liabilities:
Demand deposits	$30,535	118	0.77%	$29,344	143	0.97%
Savings and club accounts	40,916	82	0.40%	40,478	81	0.40%
Certificates of deposit	98,698	775	1.57%	80,904	785	1.94%
Borrowed money(4)	35,762	859	4.80%	41,834	868	4.15%

Total interest-bearing liabilities	205,911	1,834	1.78%	192,560	1,877	1.95%

Non interest-bearing deposits	15,628			13,834
Other liabilities	1,071			2,354

Total liabilities	222,610			208,748
Total stockholders’ equity	21,549			20,712

Total liabilities and stockholders’ equity	$244,069			$229,460

Interest rate spread		$3,842	2.99%		$3,771	3.12%

Net interest-earning assets/net interest margin	$32,021		3.23%	$30,046		3.39%

Ratio of interest-earning assets to interest-bearing liabilities		1.16x			1.16x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Held to maturity securities included at amortized cost and available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds, FHLB advances and securities sold under agreements to repurchase.

Interest Income. Interest income of $5.7 million for the six months ended March 31, 2011, was $28,000 higher than interest income for the six months ended March 31, 2010. The minor increase in interest income was primarily due to an increase of $84,000 in interest from loans, partially offset by decreases of $48,000 and $8,000 in interest income from securities and other interest earning assets, respectively.

Interest income from loans increased by $84,000 in the six months ended March 31, 2011 compared to the six months ended March 31, 2010. The increase was due to a $5.3 million, or 3.1%, increase in the average balance of loans to $177.1 million in the six months ended March 31, 2011 from $171.8 million in the six months ended March 31, 2010, offset in part by an eight basis point decrease in the average yield to 5.76% from 5.84%, reflecting changes in the composition of the loan portfolio and lower market interest rates. The increase in average loan balances includes loans in the commercial, non-residential real estate and multi-family mortgage loan categories, net of normal amortization and prepayments of one-to-four-family mortgages. The Company continues to sell conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. Higher loan volume increased interest income by $154,000 while the lower interest rates decreased interest income by $70,000.

Interest income from securities decreased by $48,000 to $492,000 for the six months ended March 31, 2011 from $540,000 for the six months ended March 31, 2010. The decrease in interest income from securities was attributable to lower yields on the securities portfolio which reduced interest income by $128,000, offset in part by higher average balances which rose to $53.4 million in the six months ended March 31, 2011 compared to $45.96 million in the six months ended March 31, 2010, resulting in an increase in interest income of $80,000. The decrease in the securities portfolio yield was due to an overall decline in market interest rates while the increase in the average balances of securities was due to funds from deposit inflows, including the CDARS deposit, which were invested in short to intermediate-term available-for-sale securities, principally notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies.

Overall declines in market interest rates reduced the average interest rate on interest-earning assets from 5.07% in the six months ended March 31, 2010 to 4.77% in the comparable 2011 period. Of the $28,000 increase in interest income in the six months ended March 31, 2011 compared to the six months ended March 31, 2010, higher average balances of interest-earning assets caused an increase of $271,000 in interest income, while lower interest rates caused a decrease in interest income of $243,000.

Interest Expense. Interest expense declined by $43,000, or 2.3%, to $1.8 million in the six months ended March 31, 2011 compared to $1.9 million in the comparable 2010 period. Interest on demand deposits decreased $25,000 as a result of lower interest rates paid on those deposits, offset in part by the impact of higher average balances. Interest on savings and club accounts decreased slightly in the six months ended March 31, 2011 compared to the comparable 2010 period.

Interest expense on certificates of deposit declined by a net amount of $10,000 in the six months ended March 31, 2011 compared to the six months ended March 31, 2010 as a result of lower market interest rates, offset in part by the impact of higher average balances in the 2011 period. The average balance of certificates of deposit increased by $17.8 million to $98.7 million in the six months ended March 31, 2011 compared to $80.9 million for the six months ended March 31, 2010, while the interest rate on those deposits decreased from 1.94% in the six months ended March 31, 2010 to 1.57% in the comparable 2011 period. The increase in average balances in the 2011 period was the result of promotional certificate programs.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.95% in the quarter ended March 31, 2010 to 1.78% in the comparable 2011 period. Of the $43,000 decrease in interest expense in the six months ended March 31, 2011 compared to the six months ended March 31, 2010, declines in interest rates paid on deposits reduced interest expense by $70,000, while increases in interest bearing liabilities caused a net increase in interest expense of $27,000.

Rate/Volume Analysis. The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the first period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the absolute value of the change due to volume and the change due to rate.

	Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$154	$(70)	$84
Securities	80	(128)	(48)
Other interest-earning assets	37	(45)	(8)

Total interest-earning assets	271	(243)	28

Interest-bearing liabilities:
Demand deposits	6	(31)	(25)
Savings and club accounts	1	—	1
Certificates of deposit	155	(165)	(10)
Borrowed money	(135)	126	(9)

Total interest-bearing liabilities	27	(70)	(43)

Net interest income	$244	$(173)	$71

Net Interest Income. Net interest income increased $71,000, or 1.9%, to $3.8 million for the six months ended March 31, 2011 compared to the six months ended March 31, 2010. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, and decreases in the cost of interest-bearing liabilities.

Provision for Loan Losses. The allowance for loan losses was $1.2 million, or 0.65% of gross loans outstanding, at March 31, 2011 compared to $1.1 million or 0.62% of gross loans outstanding at September 30, 2010. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of March 31, 2011 and September 30, 2010, the Bank had $4.1 million and $3.0 million of non-performing loans, respectively, of which, $2.4 million in each period were in process of foreclosure, and have been placed on non-accrual status. The balance represents loans on which interest is accounted for on the cash basis and loans which have not been placed on non-accrual status due to pending modifications. The impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. Despite a weak economy nationally as well as in our primary market area, there was no significant shift in the loan portfolio, loss experience, or other factors affecting the Bank, other than the planned growth in multi-family, non-residential real estate and commercial loans and the decline in one-to-four-family mortgage loans. As a result of the deterioration of economic conditions, continued high unemployment, declines in real estate values in the Company’s primary market area, lower commercial real estate cash flows, higher commercial loans and a modest increase in delinquencies, $55,000 and $60,000 was provided for loan losses in the six month periods ended March 31, 2011 and 2010, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $266,000 in the six months ended March 31, 2011 was lower than the $498,000 in the comparable 2010 period primarily as a result of a $208,000 gain on the sale of securities in the 2010 period which did not recur in the 2011 period, and lower fees and service charges in the six months ended March 31, 2011 compared to the 2010 period.

Non-interest Expenses. Non-interest expenses decreased by $81,000, or 2.0% for the six months ended March 31, 2011, compared to the prior year period. Lower professional fees, which accounted for a large portion of the decrease, were $273,000 in the six months ended March 31, 2011 compared to the $375,000 in the six months ended March 31, 2010. The six month period ended March 31, 2010 included higher professional fees from corporate matter legal fees and higher internal and external audit fees associated with SOX compliance. Advertising was $42,000 lower in the six months ended March 31, 2011 compared to 2010 as a result of cost cutting measures adopted in the 2011 period. The other components of non-interest expenses were comparable in the six months ended March 31, 2011 and 2010.

Income Tax Expense (Benefit). The income tax benefit was $73,000 in the six months ended March 31, 2011 compared to a tax expense of $65,000 in the comparable 2010 period. The income tax benefit in the six months ended March 31, 2011 includes a reduction in previously recorded tax expense of $110,000 resulting from the change in the Company’s tax year from March 31 to September 30. During the process of converting the Company’s tax year end to coincide with the financial reporting year end, the Company determined that taxes accrued in prior years were overstated by $220,000. This overstatement will be reversed at the rate of $55,000 per quarter during the fiscal year ending September 30, 2011. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the six months ended March 31, 2011 and 2010 was different than the statutory rate as a result of certain non-deductible expenses.

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

The table below sets forth the latest available estimated changes in net interest income, as of December 31, 2010, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
300	$7,715	$(272)	-3.4%
200	7,803	(184)	-2.3%
100	7,910	(77)	-1.0%
0	7,987	—	—
-100	7,754	(233)	-2.9%

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

The Company’s primary sources of funds are retail deposits, the CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds, available-for-sale securities or cash equivalents and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and draw upon existing borrowing agreements with the FHLB and the Federal Reserve which provide an additional source of funds. At March 31, 2011 and September 30, 2010, the Company had $34.5 million and $34.6 million of advances from the FHLB, respectively and CDARS deposits of $8.0 million as of both dates.

In the six months ended March 31, 2011, net cash provided by operating activities was $255,000 compared to net cash used by operating activities of $660,000 in the same period in 2010. In the six months ended March 31, 2011 and 2010, net income included non-cash expenses (consisting of depreciation, amortization, provision for loan losses, deferred taxes and stock-based compensation) of $410,000 and $453,000, respectively. Net proceeds from loans sold provided

$164,000 and $76,000 of cash in the six months ended March 31, 2011 and 2010, respectively. In order to reduce sensitivity to interest rate risk, provide for additional liquidity and enhance non-interest income, the Company continues to sell one-to-four-family loan originations. Net cash provided from operations included a $208,000 gain on the sale of securities in the 2010 period which did not recur in the 2011 period.

In the six months ended March 31, 2011, investing activities provided $1.9 million of cash, compared to $11.4 million of cash in the same period in 2010. In the six months ended March 31, 2011 and 2010, sales, calls and repayments of securities, net of purchases of investments provided $1.1 million and $18.5 million of cash, respectively. There were no sales of securities during the six month period ended March 31, 2011. Net changes in loans provided $839,000 of cash in the six months ended March 31, 2011 while net loan increases used $6.8 of cash in the six months ended March 31, 2010.

Net cash used by financing activities was $397,000 in the six months ended March 31, 2011 compared to net cash used by financing activities of $16.1 million in the six months ended March 31, 2010. In the six months ended March 31, 2011, changes in deposit balances used $1.1 million of cash, while using $22.5 million of cash in the six months ended March 31, 2010.

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

The changes generally became effective as of April 1, 2011 and would be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. The Company and Bank are currently evaluating the impact that the new assessment base final rule will have on our financial position and results of operations. While the final rule is expected to have a positive effect on small institutions (those with less than $10 billion in assets) given that, in the aggregate, the large bulk of such institutions are expected to see a decrease in assessments, the impact of the final rule, and/or additional FDIC special assessments or other regulatory changes affecting the financial services industry could negatively affect the Company’s liquidity and financial results in future periods.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2011, the Company had cash and cash equivalents of $5.2 million and available for sale securities of $54.5 million. At March 31, 2011, the Company had outstanding commitments to originate loans of $5.2 million and $10.8 million of undisbursed funds from approved lines of credit, homeowners’ equity lines of credit, and secured commercial lines of credit. Certificates of deposit scheduled to mature in one year or less at March 31, 2011, totaled $68.6 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company. A portion of the retail deposit decrease of $22.5 million in the six month period ended March 31, 2010 occurred from promotional certificate of deposit rates offered in connection with the Mount Kisco branch opening earlier in 2009 and the retention rate for these certificates of deposit was lower than the Company’s historical retention rates.

The Company has an Overnight Advance line of credit with the FHLB, which was not in use at March 31, 2011 or September 30, 2010. The Company’s overall credit exposure at the FHLB, including borrowings under the Overnight Advance line of credit and other term borrowings cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loans and securities pledged as collateral.

In February 2011, the Company applied for $6.1 million of capital under the U.S. Department of the Treasury Small Business Lending Fund, which provides approved banks with capital by purchasing Tier 1-qualifying preferred stock or equivalents in each bank.

The dividend rate on SBLF funding will be reduced as a participating community bank increases its lending to small businesses. The initial dividend rate will be, at most, 5%. If a bank’s small business lending increases by 10% or more, then the rate will fall to as low as 1%. Banks that increase their lending by amounts less than 10% can benefit from rates set between 2% and 4%. If lending does not increase in the first two years, however, the rate will increase to 7%. After 4.5 years, the rate will increase to 9% if the bank has not already repaid the SBLF funding.

There can be no guarantee that the Company will be approved for this program, and if approved, that the Company will elect to participate in the program.

The following table sets forth the Bank’s capital position at March 31, 2011, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)

Total capital (to risk-weighted assets)	$19,898	16.24%	≥	$9,799	≥	8.00%	≥	$12,249	≥	10.00%
Core (Tier 1) capital (to risk-weighted assets)	19,043	15.55		N/A		N/A	≥	7,349	≥	6.00
Core (Tier 1) capital (to total adjusted assets)	19,043	7.74	≥	9,839	≥	4.00	≥	12,299	≥	5.00
Tangible capital (to total adjusted assets)	19,043	7.74	≥	3,690	≥	1.50		N/A		N/A

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

Part II: Other Information

Item 6. Exhibits

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement between John Ritacco and CMS Bancorp, Inc.(1)

10.2	Amended and Restated Employment Agreement between John Ritacco and Community Mutual Savings Bank(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMS Bancorp, Inc.

Date: May 13, 2011	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: May 13, 2011	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer