Form 10-Q
period 2011-06-30
CMS Bancorp, Inc.
filed 2011-08-12
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2011	September 30, 2010
	(Dollars in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$1,010	$818
Interest-bearing deposits	6,564	2,616

Total cash and cash equivalents	7,574	3,434
Securities available for sale	51,979	56,336
Loans held for sale	—	557
Loans receivable, net of allowance for loan losses of $1,194 and $1,114, respectively	180,270	179,066
Premises and equipment	2,784	2,945
Federal Home Loan Bank of New York stock	1,904	1,956
Interest receivable	1,034	988
Other assets	1,964	2,103

Total assets	$247,509	$247,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$17,328	$14,094
Interest bearing	170,706	174,212

Total deposits	188,034	188,306
Advances from Federal Home Loan Bank of New York	34,461	34,578
Advance payments by borrowers for taxes and insurance	1,516	849
Other liabilities	1,443	1,896

Total liabilities	225,454	225,629

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, authorized shares:
7,000,000; shares issued: 2,055,165; shares outstanding:
1,862,803	21	21
Additional paid-in capital	18,437	18,272
Retained earnings	6,730	6,511
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,411)	(1,452)
Accumulated other comprehensive income (loss)	(62)	64

Total stockholders’ equity	22,055	21,756

Total liabilities and stockholders’ equity	$247,509	$247,385

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,614	$2,591	$7,714	$7,607
Securities	229	227	721	767
Other interest-earning assets	25	30	109	122

Total interest income	2,868	2,848	8,544	8,496

Interest expense:
Deposits	474	480	1,449	1,489
Mortgage escrow funds	7	6	21	17
Borrowings, short term	—	1	—	14
Borrowings, long term	419	422	1,264	1,266

Total interest expense	900	909	2,734	2,786

Net interest income	1,968	1,939	5,810	5,710
Provision for loan losses	25	25	80	85

Net interest income after provision for loan losses	1,943	1,914	5,730	5,625

Non-interest income:
Fees and service charges	37	46	121	153
Net gain on sale of loans	39	59	217	235
Net gain on sale of securities	—	—	—	208
Other	2	3	6	10

Total non-interest income	78	108	344	606

Non-interest expense:
Salaries and employee benefits	1,026	990	3,129	3,070
Net occupancy	288	301	889	888
Equipment	175	170	537	520
Professional fees	154	146	427	521
Advertising	20	72	52	146
Federal insurance premiums	66	63	204	198
Directors’ fees	60	58	165	167
Other insurance	17	14	59	53
Bank charges	16	17	44	56
Other	132	147	444	436

Total non-interest expense	1,954	1,978	5,950	6,055

Income before income taxes	67	44	124	176
Income tax expense (benefit)	(21)	24	(94)	89

Net income	$88	$20	$218	$87

Net income per common share:
Basic and diluted	$0.05	$0.01	$0.13	$0.05

Weighted average number of common shares outstanding:
Basic and diluted	1,705,326	1,699,389	1,704,105	1,698,014

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$88	$20	$218	$87

Other comprehensive income (loss):
Gross unrealized holding gains (losses) on securities available for sale	466	339	(202)	297
Gross unrealized holding gains on available for sale securities transferred to income on sale or call of securities	—	—	—	(199)
Retirement plan	(3)	(22)	(8)	(61)

	463	317	(210)	37
Deferred income taxes	(184)	(127)	84	(15)

Other comprehensive income (loss) net of income taxes	279	190	(126)	22

Comprehensive income	$367	$210	$92	$109

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$218	$87
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation of premises and equipment	271	282
Amortization and accretion, net	178	237
Provision for loan losses	80	85
Deferred income taxes (benefit)	(165)	(178)
ESOP expense	38	32
Stock option expense	69	65
Restricted stock award expense	100	98
Net gain on sale of securities	—	(208)
Net gain on sale of loans	(217)	(235)
Loans originated for sale	(10,266)	(12,153)
Proceeds from sale of loans originated for sale	11,040	11,310
Decrease in interest receivable	(46)	(31)
Decrease (increase) in other assets	388	(659)
(Decrease) in accrued interest payable	(218)	(280)
(Decrease) in other liabilities	(243)	(274)

Net cash provided by (used by) operating activities	1,227	(1,822)

Cash flows from investing activities:
Proceeds from sale of securities available for sale	—	10,114
Proceeds from sale of securities held to maturity	—	163
Purchases of securities available for sale	(9,400)	(18,075)
Principal repayments and calls on securities available for sale	13,473	20,029
Principal repayments on securities held to maturity	—	2
Net (increase) in loans receivable	(1,380)	(9,679)
Additions to premises and equipment	(110)	(117)
Redemption (purchase) of Federal Home Loan Bank of N.Y. stock	52	(19)

Net cash provided by investing activities	2,635	2,418

Cash flows from financing activities:
Net (decrease) in deposits	(272)	(1,102)
Advances from Federal Home Loan Bank of N.Y.	—	5,700
Repayment of advances from Federal Home Loan Bank of N.Y.	(117)	(5,810)
Net increase in payments by borrowers for taxes and insurance	667	803

Net cash provided by (used by) financing activities	278	(409)

Net increase in cash and cash equivalents	4,140	187
Cash and cash equivalents-beginning	3,434	7,304

Cash and cash equivalents-ending	$7,574	$7,491

Supplemental information
Cash paid during the period for:
Interest	$2,952	$3,066

Income taxes	$118	$19

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

The Bank is a community and customer-oriented retail savings bank offering residential mortgage loans and traditional deposit products and, to a lesser extent, commercial real estate, small business and consumer loans in Westchester County, New York, and the surrounding areas. The Bank also invests in various types of assets, including securities of various government-sponsored enterprises, corporations and mortgage-backed securities. The Bank’s revenues are derived principally from interest on loans, interest and dividends received from its investment securities and fees for bank services. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, funds provided by operations and borrowings from the Federal Home Loan Bank of New York (“FHLB”).

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months and nine months ended June 30, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2010, which are in the Company’s Annual Report for the fiscal year ended September 30, 2010, filed with the Securities and Exchange Commission on December 15, 2010.

The Company follows Financial Accounting Standards Board (“FASB”) guidance on subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the statement of financial condition date but before the financial statements are issued. This guidance sets forth the period after the statement of financial condition date during which management of the reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the statement of financial condition date in its financial statements, and the disclosure that should be made about events or transactions that occur after the statement of financial condition date. In preparing these consolidated financial statements, the Company evaluated the events that occurred after June 30, 2011 and through the date these consolidated financial statements were issued.

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

It is management’s opinion that accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the potential impairment of FHLB stock, the determination of other-than-temporary impairment on securities, and the assessment of whether deferred tax assets are more likely than not to be realized.

Management believes that the allowance for loan losses represents its best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in market and economic conditions in the Company’s market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management’s determination of whether investments, including FHLB stock, are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management’s assessment as to the amount of deferred tax assets that are more likely than not to be realized is based upon future taxable income, which is subject to revision upon updated information.

5. Net Income Per Share

Basic net income per share was computed by dividing the net income by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s employee stock ownership plan, or “ESOP”. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. All outstanding stock options were anti-dilutive and therefore excluded from the computation of diluted net income per share for the three month and nine month periods ended June 30, 2011 and 2010.

6. Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Service cost	$—	$28	$—	$120
Interest cost	57	73	190	197
Expected return on plan assets	(53)	(48)	(151)	(131)
Amortization of prior service cost	—	6	—	14
Amortization of unrecognized loss	3	16	8	47

Total	$7	$75	$47	$245

On January 28, 2010, the Board of Directors passed a resolution to suspend the accrual of benefits under the Company’s defined benefit pension plan and the suspension became effective during the three month period ended June 30, 2010.

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

The Company recorded compensation expense with respect to stock options of $25,000 and $22,000 during the three month periods ended June 30, 2011 and 2010, respectively, and $69,000 and $65,000 during the nine month periods ended June 30, 2011 and 2010, respectively. Unrecognized compensation expense associated with stock option grants as of June 30, 2011 was $179,000.

The Company has a Management Recognition Plan (“MRP”). The shares of restricted stock awarded under the MRP vest over a five year service period based on the anniversary of the grant date. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of the shares covered under the MRP. The Company recognizes compensation expense for the fair value of the shares covered by the MRP on a straight line basis over the requisite service period. In November 2007, November 2009, May 2010, January 2011 and April 2011, 61,701 shares, 4,150 shares, 2,000 shares, 3,008 shares, and 4,150 shares, respectively, of restricted stock were awarded under the MRP, of which 36,359 were non-vested as of June 30, 2011.

The Company recorded compensation expense with respect to such restricted stock of $34,000 during each of the three month periods ended June 30, 2011 and 2010, and $100,000 and $98,000 during the nine month periods ended June 30, 2011 and 2010, respectively. Unrecognized compensation expense associated with grants of restricted stock as of June 30, 2011 was $265,000.

8. Securities

Securities available for sale as of June 30, 2011 and September 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2011
U.S. Government agencies: due after one but within five years	$31,735	$135	$19	$31,851
Corporate bonds: due after one but within five years	1,598	—	—	1,598
Mortgage-backed securities	18,270	268	8	18,530

	$51,603	$403	$27	$51,979

September 30, 2010
U.S. Government agencies:
Due after one but within five years	$26,550	$288	$—	$26,838
Due after five but within ten years	11,753	23	—	11,776
Mortgage-backed securities	17,455	267	—	17,722

	$55,758	$578	$—	$56,336

There were no securities with unrealized losses as of September 30, 2010. The age of unrealized losses and fair value of related securities available for sale as of June 30, 2011 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government agencies	$7,473	$19	$—	$—	$7,473	$19
Mortgage-backed securities	601	8	—	—	601	8

	$8,074	$27	$—	$—	$8,074	$27

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

Management does not believe that any of the individual unrealized losses at June 30, 2011 represent an other-than-temporary impairment. All mortgage-backed securities are U.S. Government Agencies backed and collateralized by residential mortgages. The net unrealized loss reported on securities at June 30, 2011 relate to two securities issued by U.S. Government Agencies and one mortgage-backed security.

There were no sales of available for sale securities during the three months or nine months ended June 30, 2011, or during the three months ended June 30, 2010. During the nine months ended June 30, 2010, the Company sold, or had called, available for sale securities with a carrying value of $9.9 million, and recognized a gain of $199,000 on such sales and calls.

There were no sales of held to maturity securities during the three months or nine months ended June 30, 2011, or during the three months ended June 30, 2010. During the nine months ended June 30, 2010, proceeds from sales of securities held to maturity totaled $163,000, including gross gains of $9,000. The securities sold consisted of mortgaged-backed securities on which the Company had already collected more than eighty-five percent of the principal outstanding at the sale date.

9. Loans

Loans receivable are carried at unpaid principal balances and net deferred loan origination costs less the allowance for loan losses. The Company defers loan origination fees and certain direct loan origination costs and accretes net amounts as an adjustment of yield over the contractual lives of the related loans. Net deferred loan origination costs were $534,000 and $790,000 at June 30, 2011 and September 30, 2010, respectively. Unamortized net fees and costs are recognized if the loan is repaid before its stated maturity.

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

The following table summarizes the primary segments of the loan portfolio as of June 30, 2011:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Real estate:
One-to-four-family	$5,924	$99,519	$105,443
Multi-family	—	12,608	12,608
Non-residential	—	29,889	29,889
Construction	—	1,681	1,681
Home equity and second mortgages	683	9,864	10,547

	6,607	153,561	160,168
Commercial	73	21,123	21,196
Consumer	1	99	100

Total	$6,681	$174,783	$181,464

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2011:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Real estate:
One-to-four-family	$1,288	$334	$4,636	$5,924	$5,877
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	—	—	683	683	673

	1,288	334	5,319	6,607	6,550
Commercial	73	49	—	73	73
Consumer	—	—	1	1	1

Total	$1,361	$383	$5,320	$6,681	$6,624

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended June 30, 2011:

	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$5,832	$644	$73	$1	$6,550
Interest income recognized on an accrual basis on impaired loans	$—	$—	$—	$—	$—
Interest income recognized on a cash basis on impaired loans	$33	$3	$—	$—	$36

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Senior Lending Officer is responsible for the timely and accurate risk rating of the loans in the portfolios at origination and on an ongoing basis. The Bank has an experienced outsourced Loan Review function that on a quarterly basis, reviews and assesses loans within the portfolio and the adequacy of the Bank’s allowance for loan losses. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard or Doubtful on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass (including loans graded Watch) and the classified ratings of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate:
One-to-four-family	$99,903	$1,408	$4,132	$—	$105,443
Multi-family	12,608	—	—	—	12,608
Non-residential	29,889	—	—	—	29,889
Construction	1,681	—	—	—	1,681
Home equity and second mortgages	9,836	213	498	—	10,547

	153,917	1,621	4,630	—	160,168
Commercial	21,123	—	73	—	21,196
Consumer	99	—	1	—	100

Total	$175,139	$1,621	$4,704	$—	$181,464

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2011:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)
Real estate:
One-to-four-family	$101,083	$369	$1,557	$—	$2,434	$4,360	$105,443
Multi-family	12,608	—	—	—	—	—	12,608
Non-residential	26,889	—	—	—	—	—	26,889
Construction	1,681	—	—	—	—	—	1,681
Home equity and second mortgages	10,005	—	244	—	298	542	10,547

	155,266	369	1,801	—	2,732	4,902	160,168
Commercial	21,123	—	—	—	73	73	21,196
Consumer	79	15	—	6	—	21	100

Total	$176,468	$384	$1,801	$6	$2,805	$4,996	$181,464

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

The Bank’s methodology for determining the ALLL is based on the requirements of the FASB’s Accounting Standards Codification (“ASC”) Sub-Topic 450-20 for loans collectively evaluated for impairment, ASC Section 310-10-35 for loans individually evaluated for impairment, as well as the Interagency Policy Statement on the Allowance for Loan and Lease Losses, and other bank regulatory guidance. The total of the two components represents the Bank’s ALLL.

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

The classes described above, which are based on the Federal Thrift Financial Report classifications, provide the starting point for the ALLL analysis. Management tracks the historical net charge-off activity at the reporting class level. A historical charge-off factor is calculated utilizing a rolling five year average. In addition, the UBPR Peer Group charge-off factor is determined. The Bank uses a 67% weighting of Bank charge-off experience and a 33% weighting of Peer Group charge-off experience to establish its historical charge-off factor.

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALLL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALLL. Management utilizes an internally developed spreadsheet to track and apply the various components of the allowance. The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2011:

	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)
Real estate:
One-to-four-family	$619	$285	$334
Multi-family	87	87	—
Non-residential	—	—	—
Construction	16	16	—
Home equity and second mortgages	31	31	—

	753	419	334
Commercial	437	388	49
Consumer	4	4	—

Total	$1,194	$811	$383

The following table summarizes activity in the primary segments of the ALLL for the three months ended June 30, 2011:

	Balance March 31, 2011	Charge- offs	Recoveries	Provision	Balance June 30, 2011
	(In thousands)
Real estate:
One-to-four-family	$566	$—	$—	$53	$619
Multi-family	—	—	—	87	87
Non-residential	19	—	—	(19)	—
Construction	38	—	—	(22)	16
Home equity and second mortgages	102	—	—	(71)	31

	725	—	—	28	753
Commercial	429	—	—	8	437
Consumer	15	—	—	(11)	4

Total	$1,169	$—	$—	$25	$1,194

The ALLL is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALLL that is representative of the risk found in the components of the portfolio at any given date.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at June 30, 2011 and September 30, 2010 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
June 30, 2011
U.S. Government agencies	$31,851	$—	$31,851	$—
Corporate bonds	1,598	—	1,598	—
Mortgage-backed securities	18,530	—	18,530	—

Securities available for sale	$51,979	$—	$51,979	$—

September 30, 2010
U.S. Government agencies	$38,614	$—	$38,614	$—
Mortgage-backed securities	17,722	—	17,722	—

Securities available for sale	$56,336	$—	$56,336	$—

For financial assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy at June 30, 2011 and September 30, 2010 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
June 30, 2011
Impaired loans	$978	$—	$—	$978

September 30, 2010
Impaired loans	$—	$—	$—	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 2011 and September 30, 2010:

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

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at June 30, 2011 or September 30, 2010.

The carrying amounts and estimated fair values of financial instruments are as follows:

	June 30, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$7,574	$7,574	$3,434	$3,434
Securities available for sale	51,979	51,979	56,336	56,336
Loans held for sale	—	—	557	557
Loans receivable	180,270	195,045	179,066	201,882
Accrued interest receivable	1,034	1,034	988	988
Financial liabilities:
Deposits	188,034	185,570	188,306	196,898
FHLB Advances	34,461	38,185	34,578	38,121
Accrued interest payable	260	260	478	478
Off-balance sheet financial instruments	—	—	—	—

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

11. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB of New York is carried at cost as of June 30, 2011 and September 30, 2010. Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB, and (4) the liquidity position of the FHLB. Management believes no impairment charge related to the FHLB stock was necessary as of June 30, 2011 or September 30, 2010.

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

In January 2011, the FASB issued guidance (ASU No. 2011-01) which indefinitely deferred disclosures about troubled debt restructures. In April 2011, the FASB issued guidance (ASU No. 2011-02) which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring within the scope of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors . ASU 2011-02 changed the effective date of the disclosures from “indefinite” to interim and annual periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. It is not anticipated that this guidance will affect the Company’s consolidated financial position or results of operations.

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

The FASB issued Accounting Standards Update (ASU) No. 2011-05 Comprehensive Income, which has eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require it be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU will be applied retrospectively for public entities, effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

13. Contingencies

The Company, in the ordinary course of business, becomes a party to litigation from time to time. In the opinion of management, the ultimate disposition of such litigation is not expected to have a material adverse effect on the financial position or results of operations of the Company.

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

On July 21, 2011, after the close of the quarter ended June 30, 2011, certain important provisions of the Dodd-Frank Act pertaining to the operations of federal savings associations became effective. For example, the supervision and rulemaking (except for consumer protection) functions of the Office of Thrift Supervision (“OTS”) with respect to savings and loan holding companies (including the Company) were formally transferred to the Board of Governors of the Federal Reserve System (“Federal Reserve”), for savings and loan holding companies, and to the Office of the Comptroller of the Currency (“OCC”), for federal savings associations. The OTS will be abolished 90 days thereafter. The Federal Reserve is applying certain parts of its current consolidated supervisory program for bank holding companies, including significantly enhanced reporting requirements, to savings and loan holding companies. The OCC has published an interim final rule that reissues, as new OCC regulations, the former OTS regulations that the OCC has authority to promulgate and enforce as of the transfer date. Additional rulemakings are expected as the OCC continues to determine what changes are needed for the transition of federal savings associations to OCC supervision. As there may be significant revisions to the regulations under which we operate and are supervised, we may experience operational challenges in the course of full transition to our new regulators.

July 21, 2011 was also the effective date for the preemption provisions of the Dodd-Frank Act, which require that federal savings associations be subject to the same preemption standards as national banks, with respect to the application of state consumer laws to the inter-state activities of federally chartered depository institutions. Moreover, July 21, 2011 was the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to a new governmental entity known as the Bureau of Consumer Financial Protection (“BCFP”) that is charged with the mission of protecting consumer interests. The BCFP is responsible for administering and carrying out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. With its broad rulemaking powers, the new BCFP has the potential to reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank.

Other changes in law mandated by the Dodd-Frank Act that became effective on July 21, 2011 include the repeal of the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on commercial transaction and other accounts. The ultimate impact of this change in law on the operations of the Company and Bank has not yet been determined at this time.

Like all other financial institutions and in particular, community banking organizations, the Company is continuing to closely monitor and evaluate developments under the Dodd-Frank Act with respect to our business, financial condition, results of operations and prospects.

Comparison of Financial Condition at June 30, 2011 to September 30, 2010

Total assets increased by $124,000, or 0.1%, to $247.5 million at June 30, 2011 from $247.4 million at September 30, 2010. Proceeds received from calls and repayments of available for sale securities were used to fund increases in cash and cash equivalents and loans in the nine months ended June 30, 2011.

Securities available for sale decreased from $56.3 million at September 30, 2010 to $52.0 million at June 30, 2011. Principal payments and calls of securities available for sale of $13.5 million were partially offset by additional investments of $9.4 million.

Loans receivable were $180.3 million and $179.1 million at June 30, 2011 and September 30, 2010, respectively, representing an increase of $1.2 million, or 0.7%. The increase in loans resulted principally from increases in non-residential real estate and commercial loans, net of normal amortization and prepayments of one-to-four-family mortgages.

While the banking industry has seen increases in loan delinquencies and defaults over the past few years, the Bank has not experienced significant losses in its loan portfolio due primarily to its conservative underwriting policies. As of June 30, 2011 and September 30, 2010, the Bank had $2.8 million and $3.0 million of non-performing loans, respectively, of which, $2.4 million in each period were in process of foreclosure, and have been placed on non-accrual status. Non-performing loans at June 30, 2011 also included $371,000 of non-accrual loans not yet in the foreclosure process and $6,000 of accruing consumer loans delinquent over ninety days. Non-performing loans at September 30, 2010 also included $525,000 of loans ninety days or more delinquent and accruing interest. At June 30, 2011 and September 30, 2010, the Bank had $6.7 million and $2.4 million of loans classified as impaired. At June 30, 2011, $1.4 million of these impaired loans required specific loss allowances totaling $383,000. The remaining $5.3 million of impaired loans did not require specific loss allowances. At September 30, 2010, none of the $2.4 million of impaired loans required specific loss allowances. The impaired loans were primarily the result of continued difficult general economic conditions, increased unemployment and continued declines in the local real estate market. As of June 30, 2011 and September 30, 2010, the allowance for loan losses was 0.66% and 0.62% of loans outstanding, respectively. Despite a weak economy nationally as well as in our primary market area, there was no significant shift in the loan portfolio, loss experience, or other factors affecting the Bank, other than the planned growth in multi-family, non-residential real estate and commercial loans and the decline in one-to-four-family mortgage loans. As a result of the deterioration of economic conditions, continued high unemployment, declines in real estate values in the Bank’s primary market area, and lower commercial real estate cash flows, $80,000 and $85,000 was provided for loan losses in the nine months ended June 30, 2011 and 2010, respectively.

Deposits decreased by $272,000, or 0.1%, from $188.3 million as of September 30, 2010 to $188.0 million as of June 30, 2011. Decreases in retail deposits of $5.3 million were offset by a brokered CD of $5.0 million. The Bank participates in the Certificate of Deposit Account Registry Service, or “CDARS” network. Under this network, the Bank can transfer deposits into the network (a one way sell transaction), request that the network deposit funds at the Bank (a one way buy transaction), or deposit funds into the network and receive an equal amount of deposits from the network (a reciprocal transfer). The network provides the Bank with an investment vehicle in the case of a one way sell, a liquidity or funding source in the case of a one way buy and the ability to access additional FDIC insurance for customers in the case of a reciprocal transfer. The Bank had $8.0 million of CDARS deposits as of June 30, 2011 and September 30, 2010.

Advance payments by borrowers for taxes and insurance increased by $667,000 from $849,000 at September 30, 2010 to $1.5 million at June 30, 2011 representing the normal seasonal buildup in these accounts.

Stockholders’ equity increased from $21.8 million at September 30, 2010 to $22.1 million at June 30, 2011 as a result of net income of $218,000 and by additions to equity resulting from accounting for stock-based compensation and the Company’s ESOP, offset in part by the other comprehensive loss of $126,000 in the nine months ended June 30, 2011. The other comprehensive loss in the nine months ended June 30, 2011 resulted from decreases in the fair value of available for sale securities.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General. The Company recorded net income of $88,000 for the three months ended June 30, 2011, compared to net income of $20,000 for the three months ended June 30, 2010. The change primarily reflects an increase in net interest income, a decrease in non-interest expense and a tax benefit, partially offset by a decrease in non-interest income.

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

	Three Months Ended June 30,
	2011			2010
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$178,373	$2,614	5.86%	$177,216	$2,591	5.85%
Securities(2)	52,391	229	1.75%	40,150	227	2.26%
Other interest-earning assets(3)	5,490	25	1.82%	7,654	30	1.57%

Total interest-earning assets	236,254	2,868	4.86%	225,020	2,848	5.06%

Non interest-earning assets	6,990			7,021

Total assets	$243,244			$232,041

Interest-bearing liabilities:
Demand deposits	$29,212	52	0.71%	$30,152	70	0.93%
Savings and club accounts	41,234	41	0.40%	41,324	41	0.40%
Certificates of deposit	97,828	381	1.56%	87,610	369	1.68%
Borrowed money(4)	35,856	426	4.75%	36,893	429	4.65%

Total interest-bearing liabilities	204,130	900	1.76%	195,979	909	1.86%

Non interest-bearing deposits	16,289			12,851
Other liabilities	1,421			2,444

Total liabilities	221,840			211,274
Total stockholders’ equity	21,404			20,767

Total liabilities and stockholders’ equity	$243,244			$232,041

Interest rate spread		$1,968	3.10%		$1,939	3.20%

Net interest-earning assets/net interest margin	$32,124		3.33%	$29,041		3.45%

Ratio of interest-earning assets to interest-bearing liabilities		1.16x			1.15x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Held to maturity securities included at amortized cost and available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds, FHLB advances and securities sold under agreements to repurchase.

Interest Income. Interest income of $2.9 million for the three months ended June 30, 2011, was $20,000 higher than interest income for the three months ended June 30, 2010. The increase in interest income was primarily due to an increase of $23,000 in interest from loans and a $2,000 increase in interest from investments, partially offset by a decrease of $5,000 in interest income from other interest earning assets.

Interest income from loans increased by $23,000 in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase was due to a $1.2 million, or 0.7%, increase in the average balance of loans to $178.4 million in the three months ended June 30, 2011 from $177.2 million in the three months ended June 30, 2010, as well as a one basis point increase in the average yield to 5.86% from 5.85%. The increase in average loan balances includes loans in the commercial and non-residential real estate loan categories, net of normal amortization and prepayments of one-to-four-family mortgages. The Company continues to sell conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. Higher loan volume increased interest income by $18,000 while the higher interest rates increased interest income by $5,000.

Interest income from securities was essentially unchanged in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Interest income from securities rose by $60,000 as a result of higher average balances in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, offset by lower yields on the securities portfolio which declined to 1.75% in the three months ended June 30, 2011 compared to 2.26% in the three months ended June 30, 2010. The decrease in the securities portfolio yield was due to an overall decline in market interest rates while the increase in the average balances of securities was due to funds from deposit inflows, including the brokered CD, which were invested in short to intermediate-term available-for-sale securities, principally notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies.

Overall declines in market interest rates reduced the average interest rate on interest-earning assets from 5.06% in the quarter ended June 30, 2010 to 4.86% in the comparable 2011 period. Of the $20,000 increase in interest income in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, higher average balances of interest-earning assets caused an increase of $69,000 in interest income, while lower interest rates caused a decrease in interest income of $49,000.

Interest Expense. Interest expense decreased by $9,000, or 0.1%, to $900,000 in the three months ended June 30, 2011 compared to $909,000 in the comparable 2010 period. Interest expense on demand deposits decreased by $18,000 in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 principally due to lower interest rates paid on those deposits. Interest on savings and club accounts was unchanged in the three months ended June 30, 2011 compared to the comparable 2010 period.

Interest expense on certificates of deposit increased by $12,000 in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as a result of the impact of higher average balances in the 2011 period, offset in part by lower interest rates paid on those deposits. The average balance of certificates of deposit increased by $10.2 million to $97.8 million in the three months ended June 30, 2011 compared to $87.6 million for the three months ended June 30, 2010, while the interest rate on those deposits decreased from 1.68% in the three months ended June 30, 2010 to 1.56% in the comparable 2011 period. The increase in average balances in the 2011 period was the result of promotional certificate programs. As shown in the rate/ volume table which follows, interest expense on certificates of deposit declined by $28,000 in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as a result of lower interest rates, which was more than offset by an $40,000 increase in interest expense resulting from higher average balances in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.86% in the quarter ended June 30, 2010 to 1.76% in the comparable 2011 period. Of the $9,000 decrease in interest expense in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, declines in interest rates reduced interest expense by $35,000, while increases in volume of interest bearing liabilities caused an increase in interest expense of $26,000.

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

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$18	$5	$23
Securities	60	(58)	2
Other interest-earning assets	(9)	4	(5)

Total interest-earning assets	69	(49)	20

Interest-bearing liabilities:
Demand deposits	(2)	(16)	(18)
Savings and club accounts	—	—	—
Certificates of deposit	40	(28)	12
Borrowed money	(12)	9	(3)

Total interest-bearing liabilities	26	(35)	(9)

Net interest income	$43	$(14)	$29

Net Interest Income. Net interest income increased $29,000, or 1.5%, to $2.0 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, and increases in interest-bearing liabilities, net of lower interest rates on those liabilities.

Provision for Loan Losses. The allowance for loan losses was $1.2 million, or 0.66% of gross loans outstanding, at June 30, 2011 compared to $1.1 million or 0.62% of gross loans outstanding at September 30, 2010. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of June 30, 2011 and September 30, 2010, the Bank had $2.8 million and $3.0 million of non-performing loans, respectively, of which, $2.8 million and $2.4 million, respectively, have been placed on non-accrual status. The balance represents loans on which interest is accounted for on the cash basis. The impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. Despite a weak economy nationally as well as in our primary market area, there was no significant shift in the loan portfolio, loss experience, or other factors affecting the Bank, other than the planned growth in multi-family, non-residential real estate and commercial loans and the decline in one-to-four-family mortgage loans. As a result of the deterioration of economic conditions, continued high unemployment, declines in real estate values in the Company’s primary market area, lower commercial real estate cash flows, and higher commercial loans, $25,000 was provided for loan losses in each of the three month periods ended June 30, 2011 and 2010. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $78,000 in the three months ended June 30, 2011 was lower than the $108,000 in the comparable 2010 period primarily as a result of lower gains on loans originated for sale resulting from lower loan sales volume and lower fees and service charges.

Non-interest Expenses. Non-interest expenses decreased by $24,000, or 1.2% for the three months ended June 30, 2011, compared to the prior year period. Advertising costs were $20,000 in the three months ended June 30, 2011 compared to the $72,000 in the three months ended June 30, 2010, a decrease of $52,000 resulting from a cost reduction program in 2011. The three month period ended June 30, 2011 included higher salary and benefit costs which increased by $36,000, or 3.6% in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The other components of non-interest expenses were comparable in the three months ended June 30, 2011 and 2010.

Income Tax Expense (Benefit). The income tax benefit was $21,000 in the three months ended June 30, 2011 compared to an expense of $24,000 in the comparable 2010 period. The income tax benefit in the three months ended June 30, 2011 includes a reduction in previously recorded tax expense of $55,000 resulting from the change in the Company’s tax year from June 30 to September 30. During the process of converting the Company’s tax year end to coincide with the financial reporting year end, the Company determined that taxes accrued in prior years were overstated by $220,000. This overstatement will be reversed at the rate of $55,000 per quarter during the fiscal year ending September 30, 2011. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended June 30, 2011 and 2010 was different than the statutory rate as a result of certain non-deductible expenses.

Comparison of Operating Results for the Nine Months Ended June 30, 2011 and 2010

General. The Company recorded net income of $218,000 for the nine months ended June 30, 2011, compared to net income of $87,000 for the nine months ended June 30, 2010. The change reflects an increase in net interest income, lower non-interest expense and a tax credit in the nine months ended June 30, 2011 compared to 2010, offset in part by a $208,000 gain on the sale of securities in the nine months ended June 30, 2010.

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

	Nine Months Ended June 30,
	2011			2010
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$177,540	$7,714	5.79%	$173,596	$7,607	5.84%
Securities(2)	53,072	721	1.81%	44,001	767	2.32%
Other interest-earning assets(3)	6,760	109	2.15%	5,813	122	2.80%

Total interest-earning assets	237,372	8,544	4.80%	223,410	8,496	5.07%

Non interest-earning assets	6,423			6,910

Total assets	$243,795			$230,320

Interest-bearing liabilities:
Demand deposits	$30,094	170	0.75%	$29,613	213	0.96%
Savings and club accounts	41,022	123	0.40%	40,760	122	0.40%
Certificates of deposit	98,408	1,156	1.57%	83,139	1,154	1.85%
Borrowed money(4)	35,793	1,285	4.79%	40,187	1,297	4.30%

Total interest-bearing liabilities	205,317	2,734	1.78%	193,699	2,786	1.92%

Non interest-bearing deposits	15,848			13,506
Other liabilities	1,189			2,385

Total liabilities	222,354			209,590
Total stockholders’ equity	21,441			20,730

Total liabilities and stockholders’ equity	$243,795			$230,320

Interest rate spread		$5,810	3.02%		$5,710	3.15%

Net interest-earning assets/net interest margin	$32,055		3.26%	$29,711		3.41%

Ratio of interest-earning assets to interest-bearing liabilities		1.16x			1.15x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Held to maturity securities included at amortized cost and available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds, FHLB advances and securities sold under agreements to repurchase.

Interest Income. Interest income of $8.5 million for the nine months ended June 30, 2011, was $48,000 higher than interest income for the nine months ended June 30, 2010. The minor increase in interest income was primarily due to an increase of $107,000 in interest from loans, partially offset by decreases of $46,000 and $13,000 in interest income from securities and other interest earning assets, respectively.

Interest income from loans increased by $107,000 in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. The increase was due to a $3.9 million, or 2.3%, increase in the average balance of loans to $177.5 million in the nine months ended June 30, 2011 from $173.6 million in the nine months ended June 30, 2010, offset in part by a five basis point decrease in the average yield to 5.79% from 5.84%, reflecting changes in the composition of the loan portfolio and lower market interest rates. The increase in average loan balances includes loans in the commercial, non-residential real estate and multi-family mortgage loan categories, net of normal amortization and prepayments of one-to-four-family mortgages. The Company continues to sell conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. Higher loan volume increased interest income by $172,000 while the lower interest rates decreased interest income by $65,000.

Interest income from securities decreased by $46,000 to $721,000 for the nine months ended June 30, 2011 from $767,000 for the nine months ended June 30, 2010. The decrease in interest income from securities was attributable to lower yields on the securities portfolio which reduced interest income by $187,000, offset in part by higher average balances which rose to $53.1 million in the nine months ended June 30, 2011 compared to $44.0 million in the nine months ended June 30, 2010, resulting in an increase in interest income of $141,000. The decrease in the securities portfolio yield was due to an overall decline in market interest rates while the increase in the average balances of securities was due to funds from deposit inflows, including CDARS deposits and the brokered CD, which were invested in short to intermediate-term available-for-sale securities, principally notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies.

Overall declines in market interest rates reduced the average interest rate on interest-earning assets from 5.07% in the nine months ended June 30, 2010 to 4.80% in the comparable 2011 period. Of the $48,000 increase in interest income in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010, higher average balances of interest-earning assets caused an increase of $340,000 in interest income, while lower interest rates caused a decrease in interest income of $292,000.

Interest Expense. Interest expense declined by $52,000, or 1.9%, to $2.7 million in the nine months ended June 30, 2011 compared to $2.8 million in the comparable 2010 period. Interest on demand deposits decreased $43,000 as a result of lower interest rates paid on those deposits, offset in part by the impact of higher average balances. Interest on savings and club accounts was unchanged in the nine months ended June 30, 2011 compared to the comparable 2010 period.

Interest expense on certificates of deposit was unchanged in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 as a result of lower market interest rates offset by the impact of higher average balances in the 2011 period. The average balance of certificates of deposit increased by $15.3 million to $98.4 million in the nine months ended June 30, 2011 compared to $83.1 million for the nine months ended June 30, 2010, while the interest rate on those deposits decreased from 1.85% in the nine months ended June 30, 2010 to 1.57% in the comparable 2011 period. The increase in average balances in the 2011 period was the result of promotional certificate programs.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.92% in the nine months ended June 30, 2010 to 1.78% in the comparable 2011 period. Of the $52,000 decrease in interest expense in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010, declines in interest rates paid on deposits reduced interest expense by $98,000, while increases in interest bearing liabilities caused an increase in interest expense of $46,000.

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

	Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$172	$(65)	$107
Securities	141	(187)	(46)
Other interest-earning assets	27	(40)	(13)

Total interest-earning assets	340	(292)	48

Interest-bearing liabilities:
Demand deposits	3	(46)	(43)
Savings and club accounts	1	—	1
Certificates of deposit	193	(191)	2
Borrowed money	(151)	139	(12)

Total interest-bearing liabilities	46	(98)	(52)

Net interest income	$294	$(194)	$100

Net Interest Income. Net interest income increased $100,000, or 1.8%, to $5.8 million for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, and decreases in the cost of interest-bearing liabilities.

Provision for Loan Losses. The allowance for loan losses was $1.2 million, or 0.66% of gross loans outstanding, at June 30, 2011 compared to $1.1 million or 0.62% of gross loans outstanding at September 30, 2010. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of June 30, 2011 and September 30, 2010, the Bank had $2.8 million and $3.0 million of non-performing loans, respectively, of which, $2.8 million and $2.4 million, respectively, have been placed on non-accrual status. The balance represents loans on which interest is accounted for on the cash basis. The impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. Despite a weak economy nationally as well as in our primary market area, there was no significant shift in the loan portfolio, loss experience, or other factors affecting the Bank, other than the planned growth in multi-family, non-residential real estate and commercial loans and the decline in one-to-four-family mortgage loans. As a result of the deterioration of economic conditions, continued high unemployment, declines in real estate values in the Company’s primary market area, lower commercial real estate cash flows and higher commercial loan volume, $80,000 and $85,000 was provided for loan losses in the nine month periods ended June 30, 2011 and 2010, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $344,000 in the nine months ended June 30, 2011 was lower than the $606,000 in the comparable 2010 period primarily as a result of a $208,000 gain on the sale of securities in the 2010 period which did not recur in the 2011 period, and lower fees and service charges and lower gains on sale of loans in the nine months ended June 30, 2011 compared to the 2010 period.

Non-interest Expenses. Non-interest expenses decreased by $105,000, or 1.7% for the nine months ended June 30, 2011, compared to the prior year period. Lower professional fees, which accounted for a large portion of the decrease, were $427,000 in the nine months ended June 30, 2011 compared to the $521,000 in the nine months ended June 30, 2010. The nine month period ended June 30, 2010 included higher professional fees from corporate matter legal fees and higher internal and external audit fees associated with SOX compliance. Advertising was $94,000 lower in the nine months ended June 30, 2011 compared to 2010 as a result of cost cutting measures adopted in the 2011 period. The other components of non-interest expenses were comparable in the nine months ended June 30, 2011 and 2010.

Income Tax Expense (Benefit). The income tax benefit was $94,000 in the nine months ended June 30, 2011 compared to a tax expense of $89,000 in the comparable 2010 period. The income tax benefit in the nine months ended June 30, 2011 includes a reduction in previously recorded tax expense of $165,000 resulting from the change in the Company’s tax year from June 30 to September 30. During the process of converting the Company’s tax year end to coincide with the financial reporting year end, the Company determined that taxes accrued in prior years were overstated by $220,000. This overstatement will be reversed at the rate of $55,000 per quarter during the fiscal year ending September 30, 2011. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the nine months ended June 30, 2011 and 2010 was different than the statutory rate as a result of certain non-deductible expenses.

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

The primary goals of the Company’s interest rate management strategy are to determine the appropriate level of risk given the business strategy and then manage that risk so as to reduce the exposure of the Company’s net interest income to fluctuations in interest rates. Historically, the Company’s lending activities have been dominated by one-to-four family real estate mortgage loans, and in more recent periods, such activities have included increases in non-residential real estate mortgage loans, multi-family and secured commercial loans. The primary source of funds has been deposits, FHLB borrowings, CDARS transactions and brokered certificates of deposit, which have substantially shorter terms to maturity than the loan portfolio. As a result, the Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to limiting terms of fixed rate one-to-four-family mortgage loan originations which are retained in the Company’s portfolio, selling substantially all of the one-to-four family mortgage originations in the secondary market and focusing on investments with short and intermediate term maturities and borrowing term funds from the FHLB.

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

The table below sets forth the latest available estimated changes in net interest income, as of March 31, 2011, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
300	$7,679	$(260)	-3.3%
200	7,763	(176)	-2.2%
100	7,866	(73)	-0.9%
0	7,939	—	—
-100	7,736	(203)	-2.6%

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

The Company’s primary sources of funds are retail deposits, the CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds, available-for-sale securities or cash equivalents and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and draw upon existing borrowing agreements with the FHLB and the Federal Reserve which provide an additional source of funds. At June 30, 2011 and September 30, 2010, the Company had $34.5 million and $34.6 million of advances from the FHLB, respectively and CDARS deposits of $8.0 million as of both dates. At June 30, 2011, the Company also had a $5.0 million brokered CD which matures in June 2026.

In the nine months ended June 30, 2011, net cash provided by operating activities was $1.2 million compared to net cash used by operating activities of $1.8 million in the same period in 2010. In the nine months ended June 30, 2011 and 2010, net income included non-cash expenses (consisting of depreciation, amortization, provision for loan losses, deferred taxes and stock-based compensation) of $571,000 and $621,000, respectively. Net proceeds from loans sold provided $557,000 and used $1.1 million of cash in the nine months ended June 30, 2011 and 2010, respectively. In order to reduce sensitivity to interest rate risk, provide for additional liquidity and enhance non-interest income, the Company continues to sell one-to-four-family loan originations. Net cash provided from operations included a $208,000 gain on the sale of securities in the 2010 period which did not recur in the 2011 period.

In the nine months ended June 30, 2011, investing activities provided $2.6 million of cash, compared to $2.4 million of cash in the same period in 2010. In the nine months ended June 30, 2011 and 2010, sales, calls and repayments of securities, net of purchases of investments provided $4.1 million and $12.2 million of cash, respectively. There were no sales of securities during the nine month period ended June 30, 2011. Net changes in loans used $1.4 million of cash in the nine months ended June 30, 2011 and $9.7 million of cash in the nine months ended June 30, 2010.

Net cash provided by financing activities was $278,000 in the nine months ended June 30, 2011 compared to net cash used of $409,000 in the nine months ended June 30, 2010. In the nine months ended June 30, 2011 and 2010, changes in deposit balances used $272,000 and $1.1 million of cash, respectively.

On February 7, 2011, the FDIC Board approved a final rule that implements a new deposit insurance assessment system for insured depository institutions. The new assessment structure modifies an institution’s current deposit insurance assessment base from adjusted domestic deposits to an institution’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. Pursuant to the final rule, Tier 1 capital is the measure for tangible equity. Depository institutions with less than $1 billion in assets, such as the Bank, will report average weekly balances during the calendar quarter, unless they elect to report daily averages. The new assessment structure includes revisions to the total base assessment rate schedule by lowering assessment rates, after adjustments, to a range between 2.5 and 9 basis points for depository institutions in the lowest risk category, and 30 to 45 basis points for institutions in the highest risk category. The various adjustments incorporated into the schedule take into account the heightened risk with respect to certain types of funding such as unsecured debt and brokered deposits. The final rule also eliminates the secured liability adjustment and includes a new adjustment requirement for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Moreover, the final rule requires an indefinite suspension of dividends whenever the fund reserve ratio exceeds 1.5%. In lieu of dividends, however, the final rule sets out additional rate schedules with progressively lower rates that would go into effect without further action by the FDIC Board when the fund reserve ratio reaches certain milestones. Importantly, the final rule retains the FDIC Board’s flexibility to adopt actual rates that are higher or lower than total base assessment rates without requiring further notice-and-comment rulemaking, but provides that: (1) the FDIC Board cannot increase or decrease rates from one quarter to the next by more than 2 basis points; and (2) cumulative increases and decreases cannot be more than 2 basis points higher or lower than the total base assessment rates. The changes generally became effective as of April 1, 2011 and will be reflected in the June 30, 2011 fund balance and the invoices to banks for assessments that will be due September 30, 2011. The new assessment system is expected to decrease our non-interest expense.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2011, the Company had cash and cash equivalents of $7.6 million and available for sale securities of $52.0 million. At June 30, 2011, the Company had outstanding commitments to originate loans of $6.6 million and $11.4 million of undisbursed funds from approved lines of credit, homeowners’ equity lines of credit, and secured commercial lines of credit. Certificates of deposit scheduled to mature in one year or less at June 30, 2011, totaled $63.4 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

The Company has an Overnight Advance line of credit with the FHLB, which was not in use at June 30, 2011 nor at September 30, 2010. The Company’s overall credit exposure at the FHLB, including borrowings under the Overnight Advance line of credit and other term borrowings cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loans and securities pledged as collateral.

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

The following table sets forth the Bank’s capital position at June 30, 2011, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$20,029	16.19%	>$	9,894	>	8.00%	>$	12,368	>	10.00%
Core (Tier 1) capital (to risk-weighted assets)	19,219	15.54		N/A		N/A	>	7,421	>	6.00
Core (Tier 1) capital (to total adjusted assets)	19,219	7.80	>	9,859	>	4.00	>	12,324	>	5.00
Tangible capital (to total adjusted assets)	19,219	7.80	>	3,697	>	1.50		N/A		N/A

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

Part II: Other Information

Item 1A. Risk Factors.

The Company and Bank are currently undergoing changes in the way we are supervised and examined as a result of the consolidation of federal banking regulators called for by the Dodd-Frank Act, and may experience operational challenges or increased costs in the course of full transition to our new regulators. As a result of regulatory restructuring called for by the Dodd-Frank Act, effective July 21, 2011, the Federal Reserve became the primary federal regulator of the Company and the OCC became the primary federal regulator of the Bank. The Federal Reserve has already begun to apply certain parts of its current consolidated supervisory program for bank holding companies, including significantly enhanced reporting requirements, to savings and loan holding companies. Also, the OCC recently published an interim final rule that reissues, as new OCC regulations, the former OTS regulations that the OCC has authority to promulgate and enforce as of the transfer date. As noted in the rulemaking, the interim final rule is part of a larger OCC review of OCC and OTS regulations to determine what changes are needed for the transition to OCC supervision of federal savings associations. The OCC announced that, as a continuation of this review, it will consider more comprehensive substantive amendments to these regulations, as appropriate, later this year. Accordingly, the Company and Bank are currently transitioning to the jurisdiction of our new regulators and expect that some aspects of the regulatory restructuring process may result in increased costs, which may potentially have an adverse impact on our results of operations.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer

101	Interactive data files: (i) Consolidated Statements of Financial Condition as of June 30, 2011 and September 30, 2010 (unaudited), (ii) Consolidated Statements of Income for the Three Months and Nine Months Ended June 30, 2011 and June 30, 2010 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended June 30, 2011 and June 30, 2010 (unaudited), (iv) Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2011 and June 30, 2010, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMS Bancorp, Inc.

Date: August 12, 2011	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: August 12, 2011	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer