Form 10-K
period 2011-09-30
CMS Bancorp, Inc.
filed 2011-12-22
CIK 1350072

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of March 31, 2011 was $11.1 million.

As of December 22, 2011, the registrant had 1,862,803 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s 2011 Annual Report to stockholders are incorporated by reference into Part II. Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

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

•

operational challenges or increased costs we may experience in the course of full transition to our new regulators as a result of the complete transfer of the OTS’s functions under the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	our ability to retain our executive officers and other key personnel;

•	competition in our primary market area;

•	changes in laws and regulations to which we are subject;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents;

•	the low trading volume in our stock; and

•	recent developments affecting the financial markets.

Forward-looking statements speak only as of the date they are made. Any or all of our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. Based upon changing conditions, should any one or more of the above risks or uncertainties materialize, or should any of our underlying beliefs or assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statement.

References in this Form 10-K to “we,” “our,” “us” and other similar references are to CMS Bancorp, Inc. unless otherwise expressly stated or the context requires otherwise.

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

CMS Bancorp, Inc. (“CMS Bancorp”) is a Delaware corporation that completed its initial public offering on April 3, 2007 in connection with the reorganization of Community Mutual Savings Bank (“Community Mutual”) from a New York state-chartered mutual savings bank into a federal stock savings bank form of organization. Community Mutual is a wholly-owned subsidiary of CMS Bancorp. CMS Bancorp is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”) as a savings and loan holding company. CMS Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “CMSB.”

CMS Bancorp is headquartered in White Plains, New York and its principal business is to operate Community Mutual, which conducts its operations mainly through its corporate administrative office in White Plains, New York and five retail banking offices located in Westchester County, New York. Community Mutual’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the applicable legal limits under the Deposit Insurance Fund (“DIF”). As a federal stock savings bank, Community Mutual is currently regulated, supervised and examined by the Office of the Controller of the Currency (the “OCC”). Community Mutual’s principal business is accepting deposits from the general public and using those deposits to make residential loans, as well as commercial real estate loans and loans to individuals and small businesses primarily in Westchester County and the neighboring areas in New York State. Community Mutual also currently invests in short- and medium-term marketable securities and other liquid investments.

Unless otherwise indicated, the information presented in this Annual Report on Form 10-K represents the consolidated activity of CMS Bancorp and Community Mutual for the fiscal year ended September 30, 2011.

At September 30, 2011, total assets were $253.8 million, deposits were $194.7 million and total stockholders’ equity was $22.2 million.

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

From time to time, CMS Bancorp is also presented with and considers opportunities to engage in strategic transactions with other financial institutions, including mergers, acquisitions, or the possible sale of CMS Bancorp and/or Community Mutual.

Market Area

Community Mutual’s primary market area is Westchester County, New York, a northern suburb of New York City. Community Mutual conducts its retail banking operations from its corporate administrative office located in White Plains, the county seat for Westchester, and five retail banking offices located in Eastchester, Greenburgh, Mount Kisco, Mount Vernon and East White Plains, New York.

The Westchester market area is characterized by a thriving, vibrant and affluent suburban economy. Based on data provided by the U.S. Bureau of Economic Analysis as of 2009, Westchester continues to be one of the state’s wealthiest counties, with a population of approximately 956,000 and an estimated per capita personal income of $71,728. Westchester County is the headquarters location of numerous large and small businesses, including household names like Pepsico, Inc. and IBM Corporation. While current economic conditions, including but not limited to unemployment and declines in home values have had a negative impact on the local economy, these factors have not had a significant negative impact on Community Mutual to date.

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

Lending Activities

OCC regulations require savings banks to adopt and maintain a written policy that establishes appropriate limits and standards for all extensions of credit that (i) are secured by liens on or interests in real estate, or (ii) are made for the purpose of financing the construction of a building or other improvements to real estate. The OCC regulations also require Community Mutual to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OCC guidelines, which include loan-to-value ratios for the different types of real estate loans. Community Mutual is also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified. Community Mutual has established and implemented these required policies regarding its real estate lending activities.

Loan Portfolio Composition. Community Mutual has a long standing commitment of originating residential loans and, in recent years, multi-family, non-residential and commercial loans. In late 2008, Community Mutual began to sell most of its one-to-four-family loan originations to the secondary market. In the years ended September 30, 2011 and 2010, Community Mutual originated $13.6 million and $16.9 million, respectively, of loans for resale. At September 30, 2011, Community Mutual had total loans of $179.5 million, of which $101.1 million, or 56.3%, were one-to-four-family residential mortgages. Of the one-to-four-family residential mortgage loans outstanding at September 30, 2011, 84.5% were fixed-rate loans and 15.5% were adjustable-rate mortgage loans. Community Mutual’s residential loan origination activity is primarily concentrated in Westchester County, New York. At September 30, 2011, 69.0% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in Westchester County, 16.9% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in Putnam, Rockland, Dutchess and the Bronx counties of New York and 14.1% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in other counties in New York and outside of the state of New York.

Community Mutual also originates multi-family, non-residential, construction, home equity and second mortgage and commercial loans both within and outside of Westchester County, New York. At September 30, 2011, Community Mutual had $78.4 million, or 43.7% of total loans, in these loan categories, including commercial loans of $22.2 million, or 12.4% of total loans.

As of September 30, 2011, non-real estate consumer loans comprised $90,000 of Community Mutual’s loan portfolio.

The following table sets forth the composition of Community Mutual’s mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.

	At September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
One-to-four-family	$101,064	56.3%	$123,116	68.6%	$135,580	80.2%	$156,519	86.8%	$131,579	90.2%
Multi-family	14,283	8.0%	9,124	5.1%	4,021	2.4%	2,435	1.4%	1,509	1.0%
Non-residential	30,674	17.1%	22,259	12.4%	10,170	6.0%	9,819	5.5%	2,879	2.0%
Construction	309	0.2%	796	0.4%	667	0.4%	2,409	1.3%	954	0.7%
Equity and second mortgages	10,905	6.0%	9,454	5.3%	9,245	5.5%	8,147	4.5%	7,974	5.5%

Total real estate loans	157,235	87.6%	164,749	91.8%	159,683	94.5%	179,329	99.5%	144,895	99.4%

Commercial loans	22,207	12.4%	14,255	8.0%	8,985	5.3%	600	0.3%	500	0.3%

Consumer	90	0.0%	386	0.2%	333	0.2%	406	0.2%	459	0.3%

Total loans	179,532	100.0%	179,390	100.0%	169,001	100.0%	180,335	100.0%	145,854	100.0%

Allowance for loan losses	(1,200)		(1,114)		(749)		(516)		(269)
Net deferred origination costs and fees	464		790		1,041		1,314		1,116

Total loans receivable, net	$178,796		$179,066		$169,293		$181,133		$146,701

Loan Maturity. The following tables present the contractual maturity of Community Mutual’s loans, the aggregate dollar amounts of the loans, and whether these loans had fixed or adjustable interest rates at September 30, 2011. The table does not include the effect of prepayments or scheduled principal amortization.

	At September 30, 2011
	One- to four- family	Multi- family	Non- residential	Commercial	Equity and second mortgages	Construction and Consumer	Total
	(Dollars in thousands)
Amount due:
One year or less	$17	$—	$—	$1,117	$—	$339	$1,473

More than one year to three years	1,016	1,143	1,892	3,118	—	35	7,204
More than three years to five years	1,793	1,763	3,187	2,072	—	25	8,840
More than five years to ten years	9,574	2,970	15,085	4,526	31	—	32,186
More than ten years to twenty years	8,666	1,420	3,489	4,769	7,191	—	25,535
More than twenty years	79,998	6,987	7,021	6,605	3,683	—	104,294

Total due after one year	101,047	14,283	30,674	21,090	10,905	60	178,059

Total due:	$101,064	$14,283	$30,674	$22,207	$10,905	$399	179,532

Allowance for loan losses							(1,200)
Net deferred origination costs and fees							464

Loans receivable, net							$178,796

Amount due after one year:
Fixed rate	$85,436	$4,793	$8,400	$426	$4,003	$60	$103,118
Adjustable rate	$15,611	$9,490	$22,274	$20,664	$6,902	$—	$74,941

The following table presents Community Mutual’s loan originations, purchases, sales and principal repayments for the periods indicated.

	For the Year Ended September 30,
	2011	2010
	(Dollars in thousands)
Loans receivable, net at beginning of period	$179,390	$169,001

Originations by type:
One-to-four-family	2,479	4,642
Home equity (net increase)	1,488	227
Other	28,740	24,784

	32,707	29,653
Principal repayments	(32,565)	(19,264)

Loans receivable, net at end of period	$179,532	$179,390

Loans held for sale at beginning of period	$557	$635
Originations of one-to-four-family	13,599	16,872
Loans sold	(11,956)	(16,950)

Loans held for sale at end of period	$2,200	$557

Residential Mortgage Lending. Community Mutual has historically emphasized the origination of mortgage loans secured by one-to-four-family properties that serve as the primary residence of the owner. In late 2008, Community Mutual began to sell or refer most of its one-to-four-family loan originations to the secondary market, which resulted in realized gains of $256,000 and $361,000 in the years ended September 30, 2011 and 2010, respectively. In the years ended September 30, 2011 and 2010, Community Mutual originated $13.6 million and $16.9 million of loans for resale. As of September 30, 2011, loans on one-to-four-family residential properties accounted for $101.1 million, or 56.3%, of Community Mutual’s total loan portfolio. Of residential mortgage loan balances outstanding on that date, 84.5% were fixed rate loans and 15.5% were adjustable-rate loans.

Most of Community Mutual’s loan originations are from existing or past customers, members of its local communities or referrals from local real estate agents, attorneys, brokers and builders. Community Mutual believes that its retail banking offices and on-line mortgage application service are a significant source of new loan generation.

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

Multi-family Loans. Community Mutual actively seeks opportunities to make loans secured by real estate improved with multi-family (five or more units) buildings. These loans are structured with repayment terms of up to 30 years. Interest rates are generally reset every five years during the term of the loan based on an established index and spread. Multi-family loans represented 8.0% of total loans at September 30, 2011.

Construction Loans. Community Mutual offers short-term construction loans to well-established builders for projects that are substantially preleased or presold, where a takeout commitment is in place through Community Mutual or another lender. For these types of loans, Community Mutual generally obtains the personal guarantee of the builder. Construction real estate loans represented 0.2% of total loans at September 30, 2011.

Home Equity Loans and Lines of Credit. Community Mutual offers home equity loans and lines of credit that are secured by the borrower’s primary residence. Community Mutual’s home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity loans and lines of credit are offered with terms up to 25 years. Community Mutual’s home equity loans and home equity lines of credit are originated with either fixed or adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten under the same criteria that Community Mutual uses to underwrite one-to-four-family loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing mortgage loan. At the time that Community Mutual closes a home equity loan or line of credit, it records a mortgage to perfect its security interest in the underlying collateral. At September 30, 2011, the outstanding balances of home equity loans and lines of credit totaled $10.9 million, or 6.0% of its loan portfolio. Of these loans, $6.9 million had adjustable rates of interest and $4.0 million were at fixed interest rates.

Non-Residential Real Estate Loans. In underwriting non-residential real estate loans, consideration is given to the property’s historic and projected future cash flow, current and projected occupancy, location and physical condition. At September 30, 2011, Community Mutual’s non-residential real estate loan portfolio totaled $30.7 million, or 17.1% of total loans. The non-residential real estate portfolio consists of loans that are collateralized by properties in Community Mutual’s normal lending area. Community Mutual lends up to a maximum loan-to-value ratio of 80% on commercial properties and usually requires the net operating income generated by the property to cover the debt service by a minimum of 1.2 times.

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

Commercial Loans. In addition to non-residential real estate loans, Community Mutual also engages in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At September 30, 2011, Community Mutual’s commercial loan portfolio totaled $22.2 million or 12.4% of its loan portfolio.

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

In February 2011, Community Mutual applied for $6.1 million of capital under the U.S. Department of the Treasury Small Business Lending Fund, which provides approved banks with capital by purchasing Tier 1-qualifying preferred stock or equivalents in each bank. In September 2011, the Board of Directors of Community Mutual determined to withdraw Community Mutual’s pending application for participation in the Small Business Lending Fund, and notified the Treasury Department of such decision.

Consumer Loans. Community Mutual offers a variety of consumer loans to meet customer demand and the needs of the community and to increase the yield on its loan portfolio. At September 30, 2011, the consumer loan portfolio totaled $90,000 of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. Community Mutual expects consumer lending to be an area of gradual lending growth, with installment loans continuing to account for the major portion of its consumer lending volume.

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

Loan Approval Procedures and Authority. Community Mutual’s lending policies provide that the maximum mortgage amount is 90% of the Community Mutual’s legal lending limit ($3.0 million for loans not secured by readily marketable collateral as of September 30, 2011), with minimum mortgage amounts generally limited to $100,000. Once Community Mutual receives a completed application, depending upon the size of the requested loan and its conformity with lending policy, each qualifying application is presented to the Senior Lending Officer and the President and Chief Executive Officer; the Loan Committee (which consists of bank directors and officers); or the Board of Directors for approval.

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

Asset Quality. One of Community Mutual’s key operating objectives has been and will continue to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties, Community Mutual has been proactive in addressing problem and non-performing assets. These strategies, as well as Community Mutual’s high proportion of one-to-four-family mortgage loans, maintenance of sound credit standards for new loan originations and loan administration procedures, have resulted in historically low delinquency ratios and, in recent years, insignificant amounts of non-performing assets. These factors have helped strengthen Community Mutual’s financial condition.

At September 30, 2011, the Company had loans in the amount of $7.6 million or 4.2% of total loans and $78,000 of other loans that were considered to be impaired. Interest income recorded on impaired loans during the year ended September 30, 2011 was $153,000 and had all such loans been performing in accordance with their original terms, additional interest income of $182,000 would have been recognized.

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

In situations where a borrower fails to bring a loan current or enter into an acceptable remediation plan, the loan will be recommended for foreclosure when it becomes 90 days past due. The Senior Lending Officer will review this recommendation and, if in concurrence, will send the loan to Community Mutual’s Loan Committee for approval to proceed with the foreclosure action. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, Community Mutual either sells the real property securing the loan at the foreclosure sale or sells the property as soon thereafter as practical. In the event a deficiency balance remains after the sale of the foreclosed property, Community Mutual will seek collection of the deficiency balance. The collection procedures for consumer, commercial, and other loans, excluding student loans, follow similar guidelines. If collection activity is unsuccessful after 120 days, Community Mutual may charge-off the loan and/or refer the matter to its legal counsel for further collection effort. Loans deemed uncollectable are proposed for charge-off. All loan charge-offs regardless of amount are approved by the Senior Lending Officer or the President. Charge-offs in excess of $2,500 must be approved by a second officer and reported to the Loan Committee at its next scheduled meeting. The collection procedures for guaranteed student loans follow those specified by federal and state guidelines.

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

	At September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Residential mortgage loans	$4,215	$2,447	$1,667	$1	$—
Commercial loans	72	—	—	—	—
Consumer loans	19	—	—	—	—

	4,306	2,447	1,667	1	—

Loans past due 90 days or more but still accruing:
Residential mortgage loans	—	523	—	—	—
Consumer loans	6	—	—	—	1
Student loans	—	2	4	4	—

	6	525	4	4	1

Total non-performing loans	$4,312	$2,972	$1,671	$5	$1

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

Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Loans which are not impaired are collectively evaluated for reserve purposes. Community Mutual had loans totaling $5.1 million and $2.4 million at September 30, 2011 and 2010, respectively, which were classified as substandard and which were in various stages of approaching foreclosure.

Foreclosed real estate consists of property acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Community Mutual had no foreclosed real estate at September 30, 2011 or 2010.

Allowance for Loan Losses. The following table sets forth activity in Community Mutual’s allowance for loan losses and other ratios at or for the dates indicated.

	For the Years Ended September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period:	$1,114	$749	$516	$269	$216

Charge-offs:
One-to-four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	3	—	1	7
Unsecured	—	—	—	—	—

Total	—	3	—	1	7

Recoveries:
One-to-four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	2	3	—	—
Unsecured	—	—	—	—	—

Total	—	2	3	—	—

Net (charge-offs)/recoveries	—	(1)	3	(1)	(7)

Provisions charged to operations	86	366	230	248	60

Balance at end of period	$1,200	$1,114	$749	$516	$269

Average loans outstanding	$178,102	$174,634	$177,239	$160,695	$111,089

Ratio of net charge-offs during the period to average loans outstanding during the period	0.00%	0.00%	0.00%	0.01%	0.03%

The allowance for loan losses is a valuation account that reflects Community Mutual’s evaluation of the losses inherent in its loan portfolio. Community Mutual maintains the allowance through provisions for loan losses that it charges to income. Community Mutual charges losses on loans against the allowance for loan losses when it believes that the collection of loan principal is unlikely.

The allowance for loan losses was $1.2 million, or 0.67%, of gross loans outstanding at September 30, 2011 compared to $1.1 million, or 0.62%, of gross loans outstanding at September 30, 2010. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of September 30, 2011 and 2010, Community Mutual had $4.3 million and $2.4 million of non-accruing loans, respectively, substantially all of which are in process of foreclosure and are considered impaired. The increase in impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. Despite a weak economy nationally as well as in our primary market area, there was no material shift in the loan portfolio, loss experience, or other factors affecting Community Mutual, other than growth in non-residential real estate and commercial loans. As a result of the deterioration of economic conditions, continued high unemployment, declines in real estate values in CMS Bancorp’s primary market area, lower commercial real estate cash flows, higher commercial loans and a modest increase in delinquencies, $86,000 and $366,000 was added to the allowance for loan losses in the years ended September 30, 2011 and 2010, respectively. Community Mutual has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

In addition, the OCC, as an integral part of its examination process, periodically reviews Community Mutual’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OCC may require Community Mutual to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on the examiners’ judgments of information available to them at the time of their examination. An increase in the allowance for loan losses would adversely affect Community Mutual’s results of operations.

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

	At September 30,
	2011			2010			2009
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four-family	$583	$101,064	56.3%	$604	$123,116	68.6%	$545	$135,580	80.2%
Multi-family	29	14,283	8.0%	9	9,124	5.1%	3	4,021	2.4%
Non-Residential	92	30,674	17.1%	52	22,259	12.4%	22	10,170	6.0%
Construction	3	309	0.2%	21	796	0.4%	8	667	0.4%
Equity & Second	31	10,905	6.0%	53	9,454	5.3%	125	9,245	5.5%

	738	157,235	87.6%	739	164,749	91.8%	703	159,683	94.5%
Commercial	459	22,207	12.4%	364	14,255	8.0%	36	8,985	5.3%
Consumer	3	90	0.0%	11	386	0.2%	10	333	0.2%

Total	$1,200	$179,532	100.0%	$1,114	$179,390	100.0%	$749	$169,001	100.0%

	At September 30,
	2008			2007
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four-family	$198	$156,519	86.8%	$44	$131,579	90.2%
Multi-family	1	2,435	1.4%	5	1,509	1.0%
Non-Residential	127	9,819	5.5%	10	2,879	2.0%
Construction	117	2,409	1.3%	57	954	0.7%
Equity & Second	15	8,147	4.5%	55	7,974	5.5%

	458	179,329	99.5%	171	144,895	99.4%
Commercial	44	600	0.3%	30	500	0.3%
Consumer	14	406	0.2%	68	459	0.3%

Total	$516	$180,335	100.0%	$269	$145,854	100.0%

Investment Activities

Community Mutual’s Board of Directors reviews and approves Community Mutual’s asset liability and investment policy on an annual basis. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on established guidelines.

Community Mutual’s asset liability policy is designed primarily to manage the interest rate sensitivity of its assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement its lending activities and to provide and maintain liquidity within established guidelines. In establishing its investment strategies, Community Mutual considers its interest rate sensitivity, the types of securities to be held, liquidity and other factors. Federally chartered savings banks have authority to invest in various types of assets, including securities of various government-sponsored enterprises, mortgage-backed securities, certain time deposits of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks and municipal and corporate debt instruments.

Securities Portfolio. Community Mutual classifies securities as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. At September 30, 2011, Community Mutual did not have any held to maturity securities and available for sale investments totaled $59.8 million, or 23.5%, of Community Mutual’s total assets. During the year ended September 30, 2011, Community Mutual purchased $34.4 million of available for sale securities and received proceeds of $31.0 million from the repayment, and calls of available for sale securities. The balance of securities consisted of other interest earning deposits and Federal Home Loan Bank of New York (“FHLB-NY”) stock.

Community Mutual’s investment securities consist of fixed-rate and adjustable-rate government-sponsored enterprise securities and mortgage-backed securities, all of which are directly or indirectly insured or guaranteed by the issuing agency, and to a much smaller degree, corporate and municipal bonds. The following table sets forth the composition of Community Mutual’s securities and interest-earning assets portfolios at the dates indicated.

	At September 30,
	2011		2010		2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities:
Government National Mortgage Corporation	$4,469	6.9%	$4,635	7.6%	$57	0.1%
Federal National Mortgage Association	—	—	—	—	10,161	15.2%
Federal Home Loan Mortgage Corporation	4,049	6.2%	5,803	9.5%	11,685	17.5%
Federal Home Loan Bank	—	—	—	—	1,748	2.6%
Small Business Administration	10,602	16.2%	7,284	12.0%	10,408	15.6%
U.S. Government Agencies	35,674	54.7%	38,614	63.4%	24,428	36.5%
Corporate bonds	3,805	5.8%	—	—	—	—
Municipal bonds	1,163	1.8%	—	—	—	—

Total securities available for sale	59,762	91.6%	56,336	92.5%	58,487	87.5%

Securities held to maturity:
Mortgage-backed securities:
Government National Mortgage Association	—	—	—	—	156	0.2%

Total securities held to maturity	—	—	—	—	156	0.2%

Other interest-earning assets:
Federal Home Loan Bank of New York stock	1,904	2.9%	1,956	3.2%	1,938	2.9%
Interest-earning deposits	3,587	5.5%	2,616	4.3%	6,296	9.4%

Total other interest-earning assets	5,491	8.4%	4,572	7.5%	8,234	12.3%

Total	$65,253	100.0%	$60,908	100.0%	$66,877	100.0%

Securities Portfolio Maturities. The following table sets forth the scheduled maturities and weighted average yields for Community Mutual’s available for sale investment securities at September 30, 2011. Actual maturities could differ. At September 30, 2011, there were no securities with maturities of less than one year.

	After One Year Through Five Years	% of Total	Weighted Average Yield	After Five Years Through Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government Agencies	$15,419	25.8%	1.9%	$16,253	27.2%	2.9%	$4,002	6.7%	3.4%	$35,674	59.7%	2.5%
Corporate bonds	—	—	—	3,805	6.4%	4.2%	—	—	—	3,805	6.4%	4.2%
Municipal bonds	—	—	—	246	0.4%	2.2%	917	1.5%	2.7%	1,163	1.9%	2.6%
Mortgage-backed securities:
Government National Mortgage Association	—	—	—	—	—	—	4,469	7.5%	2.1%	4,469	7.5%	2.1%
Small Business Administration	—	—	—	1,498	2.5%	2.3%	9,104	15.2%	1.6%	10,602	17.7%	1.7%
Federal Home Loan Mortgage Corporation	—	—	—	—	—	—	4,049	6.8%	2.6%	4,049	6.8%	2.6%

Total	$15,419	25.8%	1.9%	$21,802	36.5%	3.1%	$22,541	37.7%	2.2%	$59,762	100.0%	2.5%

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

When Community Mutual determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 44.6% of total deposits as of September 30, 2011. Also at September 30, 2011, time deposits with remaining terms to maturity of less than one year amounted to $82.4 million.

Deposit Distribution Weighted Average. The following table presents the distribution of Community Mutual’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At September 30,
	2011			2010			2009
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$17,183	8.8%	0.00%	$14,094	7.5%	0.00%	$16,607	9.0%	0.00%
Interest bearing	29,395	15.1%	0.71%	32,761	17.4%	0.80%	24,232	13.2%	1.02%

	46,578	23.9%	0.45%	46,855	24.9%	0.56%	40,839	22.2%	0.61%
Savings and club	40,284	20.7%	0.40%	41,320	21.9%	0.40%	42,046	22.8%	0.40%
Certificates of deposit	107,880	55.4%	1.57%	100,131	53.2%	1.71%	101,502	55.0%	2.53%

Total deposits	$194,742	100.0%	1.06%	$188,306	100.0%	1.14%	$184,387	100.0%	1.61%

Time Deposit Maturities. At September 30, 2011, Community Mutual had $59.4 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$9,613
Over three months through six months	9,016
Over six months through 12 months	25,926
Over 12 months	14,887

Total	$59,442

Time Deposit Balances by Rates. The following table presents, by interest rate ranges, information concerning Community Mutual’s time deposit accounts outstanding as of September 30, 2011.

	At September 30, 2011
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
1.00% and under	$24,941	$734	$—	$—	$25,675	23.8%
1.01% to 2.00%	49,187	1,545	644	225	51,601	47.8%
2.01% to 3.00%	8,233	1,543	710	14,267	24,753	22.9%
3.01% to 4.00%	—	7	—	5,000	5,007	4.6%
4.01% to 5.00%	82	487	221	54	8.44	0.8%
5.01 % and over	—	—	—	—	—	—%

Total	$82,443	$4,316	$1,575	$19,546	$107,880	100.0%

Borrowings. Community Mutual currently borrows funds from the Federal Home Loan Bank of New York, or FHLB-NY, to finance its lending and investing activities, and may continue to borrow funds in the future. We are a member of the FHLB-NY and have the ability to borrow on an overnight or term basis. Community Mutual’s overall credit exposure at the FHLB-NY cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loan and securities pledged as collateral. Borrowings from the FHLB-NY as of September 30, 2011 were as follows:

Five year advance, maturing August 15, 2012, with interest payable quarterly at 4.78%	$10,000
Five year advance, maturing August 8, 2012, with interest payable quarterly at 4.81%	10,000
Seven year advance, maturing December 29, 2014, with interest payable quarterly at 3.56%	5,000
Seven year fixed rate advance with interest at 5.57%, payable in monthly installments of principal and interest of $57,000 with a balloon payment of $8,925,000 on August 8, 2014	9,421

Total	$34,421

Employees

At September 30, 2011, CMS Bancorp and Community Mutual had 47 full-time and 3 part-time employees. None of CMS Bancorp’s or Community Mutual’s employees is represented by a collective bargaining agreement. Management believes that it enjoys excellent relations with its personnel.

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

REGULATION

General

CMS Bancorp is a unitary savings and loan holding company that is regulated, examined and supervised by the Federal Reserve. As a federal stock savings bank, which is a type of federal savings association chartered under Section 5 of the Home Owners’ Loan Act, as amended (the “HOLA”) Community Mutual is subject to regulation, examination and supervision by the OCC, as its primary regulator, and by the FDIC, as its deposit insurer. As a result of such regulation, CMS Bancorp and Community Mutual must file reports with their primary regulators concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. CMS Bancorp is also required to file reports with, and otherwise comply with the rules and regulations of, the United States Securities and Exchange Commission (the “SEC”) under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President on July 21, 2010. Among other things, the Dodd-Frank Act impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. Many of the provisions of the Dodd-Frank Act affecting CMS Bancorp and Community Mutual have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act. Of particular significance to federal savings associations and their holding companies is that, as a result of regulatory restructuring called for by the Dodd-Frank Act, both CMS Bancorp and Community Mutual transitioned to the jurisdiction of their current new and separate primary federal regulators on July 21, 2011. Prior to that date, CMS Bancorp and Community Mutual had been subject to consolidated supervision and regulation by the Office of Thrift Supervision, or the OTS, which has now been abolished as a result of the completed transfer of all of the OTS’ supervisory and rulemaking responsibilities to other federal agencies.

Along with the transfer of ongoing responsibilities for the supervision and examination of federal savings associations and their holding companies, the Dodd-Frank Act also transferred to the Federal Reserve and OCC rulemaking authority (except for consumer protection) of the OTS relating to savings and loan holding companies and all savings associations, respectively. The legislation continues in effect all OTS orders, resolutions, determinations, agreements, regulations, interpretive rules, other interpretations, guidelines, procedures and other advisory materials in effect the day before the transfer date, and allows the Federal Reserve and OCC to enforce these issuances with respect to savings and loan holding companies and federal savings associations, respectively, unless the Federal Reserve or OCC modifies, terminates, or sets aside such guidance or until superseded by the Federal Reserve or OCC, a court, or operation of law.

The following discussion is intended to provide a summary of the material statutes and regulations applicable to savings and loan holding companies and federal savings associations as they are to be administered and enforced by the Federal Reserve and OCC respectively, going forward as of July 21, 2011, and does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Federal Savings Associations

Primary Regulation by the OCC. As of July 21, 2011, the OCC has extensive authority to regulate and supervise the operations of federal savings associations, including Community Mutual. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings association can engage and is intended primarily for the protection of the DIF and depositors, and to assure the ongoing safety and soundness of institutions regulated by the OCC. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Community Mutual is required to file periodic reports with the OCC and is subject to periodic examinations primarily by the OCC.

Given the extensive transfer of former OTS authority to multiple agencies, section 316 of the Dodd-Frank Act requires the OCC to identify and publish in the Federal Register separate lists of the current OTS regulations that the OCC will continue to enforce for federal savings associations after the transfer date. In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of federal savings associations, the OCC published a final rule on July 21, 2011 that republishes those OTS regulations that the OCC has the authority to promulgate and enforce as of the July 21 transfer date, with nomenclature and other technical amendments to reflect OCC supervision of federal savings associations. The OCC’s regulations supersede the OTS regulations for purposes of OCC supervision and regulation of federal savings associations.

In promulgating the final rule, the OCC noted that the final rule is part of the OCC’s review of its regulations and those of the OTS to determine what changes are needed for the transition to OCC supervision of federal savings associations, and that in future phases of the OCC’s regulatory review, the OCC will consider more comprehensive substantive amendments, as necessary, to these regulations. For example, the OCC notes that it may propose to repeal or combine provisions in cases where OCC and former OTS rules are substantively identical or substantially overlap. In addition, the OCC may propose to repeal or modify OCC or former OTS rules where differences in regulatory approach are not required by statute or warranted by features unique to either charter. The OCC expects to publish these amendments in one or more notices of proposed rulemaking, the first of which the agency has indicated it expects to issue in the near future. This substantive review also will provide an opportunity for the OCC to ask for comments suggesting revisions to the rules for both national banks and federal savings associations that would remove provisions that are “outmoded, ineffective, insufficient, or excessively burdensome,” consistent with the goals outlined in an executive order issued by the President. Accordingly, it is possible that additional OCC rulemaking could require significant revisions to the regulations under which Community Mutual operates and is supervised. Any change in such laws and regulations or interpretations thereof, whether by the OCC, the FDIC or through legislation, could have a material adverse impact on Community Mutual, and its operations and on us and our stockholders.

Business Activities. The activities of federal savings associations are generally governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, many types of lending authority for federal savings associations are limited to a specified percentage of the institution’s capital or assets.

Lending and Investment Authority. Community Mutual derives its lending and investment powers from the HOLA, and the OCC’s implementing regulations. Under these laws and regulations, Community Mutual and any operating subsidiary may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Community Mutual may also establish service corporations that may engage in activities not otherwise permissible for Community Mutual, including certain real estate equity investments and securities and insurance brokerage activities.

Community Mutual’s authority to make certain types of loans or other investments is limited by law and regulation. Such limitations include (i) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (ii) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property; (iii) a limit of 20% of an association’s assets on the aggregate amount of commercial and agricultural loans and leases with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association’s assets on the aggregate amount of secured consumer loans and acquisitions of certain debt securities, with amounts in excess of 30% of assets being limited to loans made directly to the original obligor and where no third- party finder or referral fees were paid; (v) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (vi) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property. In addition, the HOLA and the OCC regulations provide that a federal savings association may invest up to 10% of its assets in tangible personal property for leasing purposes. At September 30, 2011, Community Mutual was in compliance with these investment limitations.

Loans-to-One-Borrower Limitations. Under the HOLA, Community Mutual is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, Community Mutual’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed 15% of Community Mutual’s unimpaired capital and surplus. Community Mutual may lend additional amounts up to 10% of its unimpaired capital and surplus if the loans or extensions of credit are fully secured by readily-marketable collateral. Community Mutual currently complies with these loans-to-one-borrower limitations. At September 30, 2011, Community Mutual’s largest aggregate amount of loans to one borrower totaled $2,634,000. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Community Mutual.

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

As of September 30, 2011, Community Mutual held 95.1% of its portfolio assets in qualified thrift investments and had more than 85.0% of its portfolio assets in qualified thrift investments for each of the 12 months ending September 30, 2011. Therefore, Community Mutual qualified under the QTL test.

A savings association that fails to meet the QTL test and is unable to demonstrate a reasonable likelihood of meeting it in the future may be required to convert to a commercial bank charter and will generally be prohibited from: (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, and (iii) establishing any new branch office in a location not permissible for a national bank. In addition, if the institution does not re-qualify under the QTL test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank.

In addition, if the institution fails to regain the QTL status within one year after failing the test, then its holding company will be deemed to be a bank holding company and will be required to register with the Federal Reserve as such.

Regulatory Capital Requirements. OCC regulations require federal savings associations to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of tangible capital to adjusted total assets;

(2)	a leverage ratio requirement of 3% of core capital to such adjusted total assets for savings associations that have been assigned the highest composite rating under the Uniform Financial Institutions Ratings System (4% or more for savings associations that have not been assigned the highest composite rating); and

(3)	a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets, provided that the amount of supplementary capital used to satisfy this requirement may not exceed 100% of core capital.

In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Community Mutual, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Community Mutual’s risk profile. At September 30, 2011, Community Mutual exceeded each of its capital requirements with a tangible capital ratio of 7.65%, leverage capital ratio of 7.65% and total risk-based capital ratio of 15.45%.

The OCC monitors the interest rate risk of individual institutions in part through analysis of the change in net portfolio value, or NPV. NPV is defined as the net present value of an institution’s existing assets, liabilities, and off-balance sheet contracts and, therefore, hypothetically represents the value of an institution’s net worth. The OTS had historically utilized this NPV analysis as part of its evaluation of certain applications or notices submitted by savings associations. In connection with its assumption of OTS responsibilities, the OCC has indicated that the NPV model is being discontinued after the December 31, 2011 reporting cycle.

Liquidity. All savings associations, including Community Mutual, are required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. For a discussion of what Community Mutual includes in liquid assets, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, Community Mutual has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for Community Mutual nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of Community Mutual, to assess Community Mutual’s record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by Community Mutual.

The CRA regulations establish an assessment system that bases an institution’s rating on its actual performance in meeting community needs. The rules establish a streamlined examination approach to evaluate the CRA performance of smaller institutions. The OCC evaluates small savings institutions such as Community Mutual, using the following lending criteria:

•

the savings association’s loan-to-deposit ratio, adjusted for seasonal variation and, as appropriate, other lending-related activities, such as loan originations for sale to the secondary markets, community development loans or qualified investments;

•	the percentage of loans and, as appropriate, other lending-related activities located in the savings association’s assessment areas;

•	the savings association’s record of lending to and, as appropriate, engaging in other lending-related activities for borrowers of different income levels and business sizes;

•	the geographic distribution of the savings association’s loans; and

•	the savings association’s record of taking action, if warranted, in response to written complaints about its performance in helping to meet credit needs in its assessment areas.

The CRA also requires all institutions to make public disclosure of their CRA ratings. Community Mutual received a “Satisfactory” CRA rating in its most recent CRA examination as of February 14, 2011. OCC regulations also require that federal savings associations publicly disclose certain agreements that are in fulfillment of the CRA. We have no such agreements in place at this time.

Assessments. The Dodd-Frank Act transferred authority to collect assessments for federal savings associations from the OTS to the OCC, effective as of the transfer date, July 21, 2011. The Dodd-Frank Act also provides that, in establishing the amount of an assessment, the Comptroller of the Currency may consider the nature and scope of the activities of the entity, the amount and type of assets it holds, the financial and managerial condition of the entity, and any other factor that is appropriate. Prior to the transfer date, the OCC and the OTS assessed banks and savings associations, respectively, using different methodologies, although the agencies’ methodologies generally resulted in similar levels of assessments. Under the OTS assessment system, assessments were due each year on January 31 and July 31, and were calculated based on an institution’s asset size, condition, and complexity. Under the OCC assessment system, assessments are due March 31 and September 30 of each year, based on call report information as of December 31 and June 30 respectively. Community Mutual’s assessment (standard assessment) for the fiscal year ended September 30, 2011, was $74,000.

The OCC final rule effective on July 21, 2011 amended the assessment rules applicable to federal savings associations by using the same methodologies, rates, fees, and payment due dates that apply currently to national banks. However, during the first two assessment cycles after the transfer date, the OCC will base savings association assessments on either the OCC’s assessment regulation (as amended to include federal savings associations) or the former OTS assessment structure, whichever yields the lower assessment for that savings association. After the March 2012 assessment, all national banks and federal savings associations will be assessed using the OCC’s assessment structure. The OCC intends to implement this phase-in through an amended Notice of Fees. Under the OCC’s assessment system, some savings associations will pay marginally more assessments than in the past, while others will pay lower assessments.

Transactions with Affiliates. Community Mutual’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W issued by the Federal Reserve, as made applicable to federal savings associations under OCC regulations. Under the FRA and Regulation W, the aggregate amount of covered transactions that an institution may engage in with any individual affiliate is limited to 10% of the unimpaired capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s unimpaired capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described under federal law. The purchase of low-quality assets from affiliates is permitted only under certain circumstances. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliates.

In addition, amendments to Regulation W issued by the Federal Reserve address additional restrictions on savings associations under Section 11 of the HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in activities that are not permitted for bank holding companies under the Bank Holding Company Act (“BHCA”) and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. A savings association also may not purchase or invest in securities issued by any affiliate other than with respect to shares of a subsidiary, which may include a bank and a savings association.

Loans to Insiders. Community Mutual’s authority to extend credit to insiders, which specifically include its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O issued by the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders: (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Community Mutual’s capital. In addition, extensions of credit in excess of certain limits must be approved by Community Mutual’s Board of Directors.

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

Limitation on Dividends and Other Capital Distributions. The principal source of cash flow to CMS Bancorp is derived from dividends that Community Mutual pays to CMS Bancorp as its sole shareholder. Federal regulations govern the permissibility of capital distributions by a federal savings association to its holding company. Pursuant to the Dodd-Frank Act, savings associations that are part of a savings and loan holding company structure and that are not otherwise specifically required to file an application with the OCC must now file a notice of a declaration of a dividend with the Federal Reserve. In the case of cash dividends, OCC regulations require that federal savings associations that are subsidiaries of a stock savings and loan holding company must file an informational copy of that notice with the OCC at the same time it is filed with the Federal Reserve. OCC regulations further set forth the circumstances under which a federal savings association is required to submit an application or notice before it may make a capital distribution.

A federal savings association proposing to make a capital distribution and that is not otherwise specifically required to file an application with the OCC is required to submit a prior notice to the OCC if: (1) the association would not be well capitalized following the distribution; (2) the proposed capital distribution would reduce the amount of or retire any part of the association’s common or preferred stock or retire any part of debt instruments such as notes or debentures included in the association’s capital (other than regular payments required under a debt instrument); or (3) the association is a subsidiary of a savings and loan holding company and is not otherwise required to file a notice regarding the proposed distribution with the Federal Reserve, in which case only an informational copy of the notice filed with the Federal Reserve needs to be simultaneously provided to the OCC.

Each of the Federal Reserve and OCC has primary reviewing responsibility for the applications or notices required to be submitted to them by savings associations relating to a proposed distribution. The Federal Reserve may disapprove of a notice, and the OCC may disapprove of a notice or deny an application, if:

•	the savings association would be undercapitalized following the distribution;

•	the proposed distribution raises safety and soundness concerns; or

•

the proposed distribution violates a prohibition contained in any statute, regulation, enforcement action or agreement between the savings association (or its holding company, in the case of the Federal Reserve) and the entity’s primary federal regulator, or a condition imposed on the savings association (or its holding company, in the case of the Federal Reserve) in an application or notice approved by the entity’s primary federal regulator.

Branching. Subject to certain limitations, the HOLA and the OCC regulations authorize federally chartered savings associations to branch nationwide. This permits federal savings associations with interstate networks to more easily diversify their loan portfolios and lines of business geographically. This branching authority preempts any state law purporting to regulate branching by federal savings associations.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices, and can result in, among other things, assessments of civil money penalties, issuance of cease and desist orders and removal of directors and officers. Under the Federal Deposit Insurance Act (“FDIA”), the FDIC has the authority to recommend to the Comptroller of the Currency that an enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the FDIC may take action under certain circumstances.

Standards for Safety and Soundness. As required by federal law, the OCC has adopted a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In addition, OCC regulations require an institution that has been given notice by the OCC that it is not satisfying applicable safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OCC may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Prompt Corrective Action Regulations. Under the OCC prompt corrective action regulations, the OCC is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations, including restrictions on growth of assets and other forms of expansion. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; or

•	critically undercapitalized.

As an institution’s capital decreases within the three undercapitalized categories listed above, the severity of the action that is authorized or required to be taken by the institution’s regulator under the prompt corrective action regulations increases. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The OCC is required to monitor closely the condition of an undercapitalized institution and to restrict the growth of its assets.

An undercapitalized savings association is required to file a capital restoration plan with the OCC within 45 days (or other timeframe prescribed by the OCC) of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a holding company is limited to the lesser of (i) an amount equal to 5% of the savings association’s total assets at the time it was notified that it became undercapitalized; and (ii) the amount that is necessary to restore the savings association’s capital ratios to the levels required to be classified as “adequately classified,” as those ratios and levels are defined as of the time the bank failed to comply with the plan. If the bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Savings associations that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

Insurance of Deposit Accounts. Community Mutual is a member of, and pays deposit insurance assessments to, the DIF, which is administered by the FDIC. All deposit accounts are permanently insured up to $250,000 per depositor for each account ownership category. This standard maximum deposit insurance coverage was raised from $100,000 first on a temporary basis under the Emergency Economic Stabilization Act of 2008 and then made permanent under the Dodd-Frank Act.

FDIC insurance of deposits is backed by the full faith and credit of the U.S. government. In order to maintain the DIF, the FDIC imposes deposit insurance premiums on insured institutions and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OCC an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

In December 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009, all non-exempt insured depository institutions were required to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 was used for 2010. That rate is increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation also assumes a five percent annual deposit growth rate, increased quarterly, through the end of 2012. As provided for in the final rule implementing the prepaid assessment requirement, institutions were instructed to account for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 31, 2009. Subsequently, each institution records an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution will resume paying and accounting for quarterly deposit insurance assessments as they would normally. On December 30, 2009, CMS Bancorp paid $1,037,000 which was recorded as a prepaid asset and will be proportionally expensed over future periods. At September 30, 2011, the remaining balance recorded as a prepaid asset was $526,000.

The amount of each institution’s premium has historically generally been based on the balance of insured deposits and the degree of risk the institution poses to the DIF. On February 7, 2011, the FDIC Board approved a final rule that implements a new deposit insurance assessment system for insured depository institutions, including a new pricing structure for institutions with more than $10 billion in assets. Effective April 1, 2011, and beginning with the invoice payable on September 30, 2011, the new assessment structure modified an institution’s deposit insurance assessment base from adjusted domestic deposits to an institution’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act. Pursuant to the final rule, Tier 1 capital would be used as the measure for tangible equity. Depository institutions with less than $1 billion in assets will report average weekly balances during the calendar quarter, unless they elect to report daily averages. Since the new assessment base is larger than the previous base, the new assessment structure includes revisions to the total base assessment rate schedule by lowering assessment rates, after adjustments, to a range between 2.5 and 9 basis points for depository institutions in the lowest risk category, and 30 to 45 basis points for institutions in the highest risk category. The various adjustments incorporated into the schedule take into account the heightened risk with respect to certain types of funding such as unsecured debt and brokered deposits. The final rule eliminated the secured liability adjustment and includes a new adjustment requirement for long term debt held by an insured depository institution where the debt is issued by another insured depository institution.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.007% of insured deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established in 1987 to recapitalize the predecessor to the DIF. These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017 through 2019.

Community Mutual’s quarterly assessment rate utilized for the final quarter of fiscal year ending September 30, 2011, was 0.02023% and the premium paid for fiscal 2011 was $253,000. The FDIC has authority to increase insurance assessments. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of Community Mutual.

Under federal law, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. The management of Community Mutual does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Community Mutual is a member of the Federal Home Loan Bank (the “FHLB”) System, which consists of 12 regional FHLBs. Each FHLB provides a central credit facility primarily for its member institutions. Community Mutual, as a member of the FHLB of New York, or FHLB-NY, is currently required to acquire and hold shares of FHLB-NY capital stock. The capital stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The capital stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY capital stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Community Mutual, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities held by Community Mutual. The activity-based stock purchase requirement for Community Mutual is dependent on the outstanding borrowings of Community Mutual, and is generally equal to 4.50% of the dollar amount of any outstanding advances under the credit agreement, or a specified formula with respect to Acquired Member Assets, as defined by the FHLB-NY. At September 30, 2011, Community Mutual was in compliance with the foregoing minimum stock purchase requirements with an investment in FHLB-NY stock of $1.9 million.

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

Federal Reserve System. The FRA and Regulation D of the Federal Reserve regulations require depository institutions including federally chartered savings associations to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). The Federal Reserve Banks are authorized to pay interest on such reserves. The FRA provides that, before December 31 of each year, the Federal Reserve shall issue a regulation adjusting the reserve requirement exemption amount for the next calendar year if total reservable liabilities held at all depository institutions increase from one year to the next.

For all depository institutions, required reserves are computed by applying the current (for 2011) reserve requirement ratios set forth in the chart below to net transaction accounts, nonpersonal time deposits, and Eurocurrency liabilities of the institution during the computation period.

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

On October 26, 2011, the Federal Reserve announced its adoption of a final rule adjusting the reserve thresholds for 2012. Specifically, for net transaction accounts in 2012, the first $11.5 million, up from $10.7 million in 2011, will be exempt from reserve requirements. A 3% reserve ratio will be assessed on net transaction accounts over $11.5 million up to and including $71.0 million, up from $58.8 million in 2011. A 10% reserve ratio will be assessed on net transaction accounts in excess of $71.0 million. As indicated in the accompanying Federal Reserve notice, these annual adjustments, known as the low reserve tranche adjustment and the reserve requirement exemption amount adjustment, were based on growth in net transaction accounts and total reservable liabilities, respectively, at all depository institutions between June 30, 2010 and June 30, 2011. The Federal Reserve also announced changes in two other amounts, the nonexempt deposit cutoff level and the reduced reporting limit, that are used to determine the frequency with which depository institutions must submit deposit reports.

Since required reserves must be maintained in the form of either vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce Community Mutual’s interest-earning assets.

Prohibitions Against Tying Arrangements. Federal savings associations are subject to the prohibitions of 12 U.S.C. § 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Anti-Money Laundering and Customer Identification. Community Mutual is subject to OCC and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct

Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased information sharing and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act and related OCC regulations impose the following obligations on financial institutions:

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

Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on applications to acquire bank shares or assets under the BHCA and applications under the Bank Merger Act.

Through the Federal Financial Institutions Examination Council, the OCC and other federal bank regulatory agencies have established uniform examination procedures and implemented their Statement on Enforcement of Bank Secrecy Act/Anti-Money Laundering Requirements, which describes the circumstances under which the agencies will issue a cease and desist order and clarifies that the agencies may take formal or informal enforcement actions to address other concerns related to BSA or anti-money laundering, depending on the facts.

Privacy Regulations. Community Mutual is subject to OCC regulations implementing the privacy protection provisions of the Gramm-Leach Bliley Act (the “GLB Act”). These regulations require Community Mutual to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Community Mutual to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Community Mutual is required to provide its customers with the ability to “opt-out” of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. Community Mutual currently has a privacy protection policy in place, which has been reviewed, for compliance with the regulations.

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

In addition, pursuant to section 114 of the Fair and Accurate Credit Transactions Act (the “FACT Act”) and the implementing regulations of the federal banking agencies and Federal Trade Commission, Community Mutual is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. Community Mutual has implemented an identity theft red flags program designed to meet the requirements of section 114 of the FACT Act and the joint final rules.

Consumer Protection and Compliance Provisions. Community Mutual is subject to various laws and regulations dealing generally with consumer protection matters. Community Mutual may be subject to potential liability under these laws and regulations for material violations, in the form of litigation by governmental and consumer groups, as well as enforcement actions by the Consumer Financial Protection Bureau (“CFPB”), the OCC and other federal regulatory agencies including the Department of Justice. The CFPB is a new agency created under the Dodd-Frank Act that has broad powers to supervise and enforce the federal consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings associations, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets, such as Community Mutual. Banks and savings institutions with $10 billion or less in assets will continue to be examined by their applicable primary bank regulators. Community Mutual’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

•	“Fair Debt Collection Practices Act,” governing the manner in which consumer debts may be collected by collection agencies;

•	“Real Estate Settlement Procedures Act,” governing disclosures of fee estimates that would be incurred by a borrower during the mortgage process;

•	“Servicemembers Civil Relief Act”; and

•	Rules and regulations of the federal agencies, primarily the Consumer Financial Protection Bureau, or CFPB, charged with the responsibility of implementing these federal laws.

Community Mutual’s deposit operations are also subject to federal laws applicable to deposit transactions, such as the:

•	“Truth in Savings Act,” which imposes disclosure obligations to enable consumers to make informed decisions about their deposit accounts at depository institutions;

•

“Right to Financial Privacy Act,” which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

“Electronic Fund Transfer Act,” which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Rules and regulations of the federal agencies, primarily the CFPB, charged with the responsibility of implementing these federal laws.

Holding Company Regulation

CMS Bancorp is a unitary savings and loan holding company within the meaning of the HOLA. As such, CMS Bancorp is registered with the Federal Reserve and is subject to Federal Reserve examination, enforcement and supervision, as well as certain reporting requirements. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the safety, soundness or stability of a subsidiary savings institution.

As noted above, pursuant to the Dodd-Frank Act, the Federal Reserve assumed responsibility for the primary supervision and regulation of all savings and loan holding companies, including CMS Bancorp, on July 21, 2011. Given the extensive transfer of former OTS authority to multiple agencies, the Dodd-Frank Act requires the Federal Reserve to identify and publish in the Federal Register separate lists of the OTS regulations that the Federal Reserve will continue to enforce for savings and loan holding companies after the transfer date. In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of savings and loan holding companies, the Federal Reserve has published an interim final rule which became effective on September 13, 2011, that provides for the corresponding transfer from the OTS to the Federal Reserve of the regulations necessary for the Federal Reserve to administer the statutes governing savings and loan holding companies. The Federal Reserve’s regulations supersede OTS regulations for purposes of Federal Reserve supervision and regulation of savings and loan holding companies.

Restrictions Applicable to CMS Bancorp. Under the GLB Act, all unitary savings and loan holding companies organized after May 4, 1999, such as CMS Bancorp, are prohibited from engaging in non-financial activities. Accordingly, CMS Bancorp’s activities are generally restricted to:

•	furnishing or performing management services for a savings institution subsidiary;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary;

•	holding or managing properties used or occupied by a savings institution subsidiary;

•	acting as trustee under a deed of trust;

•	purchasing, holding or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock is approved by the Director of the OCC;

•

any activity that the Federal Reserve, by regulation, has determined to be permissible for bank holding companies under Section 4(c)(8) of the BHCA, subject to receipt of the Federal Reserve’s prior approval;

•

any activity in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987, subject to compliance with the prior notice requirements applicable to such activities; and

•	any activity permissible for financial holding companies under Section 4(k) of the BHCA.

Effective July 21, 2011, both a savings and loan holding company and its depository institution subsidiary(ies) must be well capitalized and well managed in order for the holding company to engage in financially related activities that are permitted for financial holding companies under the BHCA. Permissible activities which are deemed to be financial in nature or incidental thereto under Section 4(k) of the BHCA include:

•	lending, exchanging, transferring, investing for others or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent or broker;

•	financial, investment or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in or making a market in securities;

•	activities previously determined by the Federal Reserve to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the United States;

•	merchant banking activities; and

•	portfolio investments made by an insurance company.

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

Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits all savings and loan holding companies, directly or indirectly, from:

•	acquiring control (as defined under the HOLA) of another savings institution (or a holding company parent) without prior Federal Reserve approval;

•

acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association or holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA without prior Federal Reserve approval;

•

acquiring through merger, consolidation or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior Federal Reserve approval; or

•

acquiring control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the Federal Reserve) without prior Federal Reserve approval.

Moreover, a savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

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

In addition, if Community Mutual fails the QTL test (discussed above), we must change our status with the Federal Reserve as a savings and loan holding company and register as a bank holding company under the BHCA within one year of the Bank’s failure to so qualify.

The HOLA also prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA, except with the prior written approval of the Federal Reserve. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk of loss to the DIF, the convenience and needs of the community to be served and competitive factors.

Activities Restrictions. Prior to the Dodd-Frank Act, savings and loan holding companies were generally permitted to engage in a wider array of activities than those permissible for their bank holding company counterparts and may have concentrations in real estate lending that are not typical for bank holding companies. Section 606 of the Dodd-Frank Act amends HOLA by inserting a new requirement that conditions the ability of non-grandfathered savings and loan holding companies that are not exempt from HOLA’s restrictions on activities to engage in certain activities, effective on the date that the Federal Reserve assumes supervisory jurisdiction over savings and loan holding companies. Pursuant to this new requirement, a covered saving and loan holding company may engage in activities that are permissible only for a financial holding company under section 4(k) of the BHCA if the covered company meets all of the criteria to qualify as a financial holding company, and complies with all of the requirements applicable to a financial holding company as if the covered savings and loan holding company was a bank holding company. Moreover, going forward, savings and loan holding companies engaging in new activities permissible for bank holding companies will need to comply with notice and filing requirements of the Federal Reserve.

If the Federal Reserve believes that an activity of a savings and loan holding company or a nonbank subsidiary constitutes a serious risk to the financial safety, soundness, or stability of a subsidiary savings association and is inconsistent with the principles of sound banking, the purposes of HOLA or other applicable statutes, the Federal Reserve may require the savings and loan holding company to terminate the activity or divest control of the nonbanking subsidiary. This obligation is established in section 10(g)(5) of HOLA and bank holding companies are subject to equivalent obligations under the BHCA and Regulation Y.

Source of Strength and Capital Requirements. The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of financial and managerial strength to its subsidiary savings association. Moreover, pursuant to the Dodd-Frank Act, savings and loan holding companies will for the first time become subject to the same capital and activity requirements as those applicable to bank holding companies. All savings and loan holding companies generally have a five year phase-in period from the date of enactment of the Dodd-Frank Act to comply with the new capital requirements.

In addition, the Federal Reserve has indicated that, together with the other federal banking agencies, it is currently reviewing consolidated capital requirements for all depository institutions and their holding companies pursuant to section 171 of the Dodd-Frank Act and the Basel Committee on Banking Supervision’s “Basel III: A global regulatory framework for more resilient banks and banking systems” report (“Basel III”). It is expected that the Basel III notice of proposed rulemaking also would address any proposed application of Basel III-based requirements to savings and loan holding companies. When the rule-making process is complete, this definition will be changed to be more closely aligned to the definition of well-capitalized for bank holding companies.

Examination. In connection with its assumption of responsibility for the ongoing supervision and examination of savings and loan holding companies, the Federal Reserve issued a supervisory letter on July 21, 2011 that describes the supervisory approach the Federal Reserve will use during the first supervisory cycle and going forward generally for savings and loan holding companies. For purposes of the guidance, the first supervisory cycle is the period of time between July 21, 2011, and the close of the first required inspection. To help facilitate the transition of savings and loan holding companies to the supervisory jurisdiction of the Federal Reserve, the Federal Reserve noted in its letter that the first cycle of savings and loan holding company inspections will be instructive to both the Federal Reserve and savings and loan holding company management in terms of practical issues that arise in the supervision of a savings and loan holding company. In particular, examiners will be using the first supervisory cycle to inform savings and loan holding companies how their operations compare to the Federal Reserve’s supervisory expectations, which is expected to allow for savings and loan holding company management to make operational changes in response to the Federal Reserve’s supervisory expectations, if necessary. Also, the Federal Reserve plans to use the first inspections for the Federal Reserve supervisory staff to better understand a savings and loan holding company’s operations and business model and how the Federal Reserve’s holding company supervision framework can most effectively be implemented at these companies. Accordingly, the Federal Reserve’s focus for inspection activities during the first supervisory cycle will be on gaining an understanding of the structure and operations of each savings and loan holding company.

After the first supervisory cycle and going forward, the Federal Reserve intends, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision. As with bank holding companies, the Federal Reserve’s objective will be to ensure that a savings and loan holding company and its nondepository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, its subsidiary depository institution(s).

In accordance with its goal to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision, the Federal Reserve anticipates transitioning savings and loan holding companies to the Federal Reserve’s “RFI/C(D)” rating system (commonly referred to as “RFI”). The Federal Reserve expects to issue a notice shortly outlining application of the RFI rating system to savings and loan holding companies and any modifications that the Federal Reserve believes are necessary to accommodate savings and loan holding companies. That notice will provide the public with an additional opportunity to comment and will provide for a transition period before Federal Reserve examiners will assign final RFI ratings.

Change of Control. The federal banking laws require that appropriate regulatory approvals must be obtained before an individual or company may take actions to “control” a bank or savings association. The definition of control found in the HOLA is similar to that found in the BHCA for bank holding companies. Both statutes apply a similar three-prong test for determining when a company controls a bank or savings association. Specifically, a company has control over either a bank or savings association if the company:

(1)	directly or indirectly or acting in concert with one or more persons, owns, controls, or has the power to vote 25% or more of the voting securities of a company;

(2)	controls in any manner the election of a majority of the directors (or any individual who performs similar functions in respect of any company, including a trustee under a trust) of the board; or

(3)	directly or indirectly exercises a controlling influence over the management or policies of the bank.

The Federal Reserve has adopted an interim final rule that became effective on September 13, 2011 which, among other things, implements the HOLA to govern the operations of savings and loan holding companies. The new rule, known as Regulation LL, includes a specific definition of “control” similar to the statutory definition, with certain additional provisions. Additionally, Regulation LL modifies the regulations previously used by the OTS for purposes of determining when a company or natural person acquires control of a savings association or savings and loan holding company under the HOLA or the Change in Bank Control Act (“CBCA”). In light of the similarity between the statutes governing bank holding companies and savings and loan holding companies, the Federal Reserve has indicated that it intends to use its established rules and processes with respect to control determinations under HOLA and the CBCA to ensure consistency between equivalent statutes administered by the same agency.

The Federal Reserve stated in its rulemaking that it will review investments and relationships with savings and loan holding companies by companies using the current practices and policies applicable to bank holding companies to the extent possible. Overall, the indication of control used by the Federal Reserve under the BHCA to determine whether a company has a controlling influence over the management or policies of a banking organization (which for Federal Reserve purposes, will now include savings associations and savings and loan holding companies) are similar to the control factors found in OTS regulations. However, the OTS rules weighed these factors somewhat differently and used a different review process designed to be more mechanical.

Among the differences highlighted by the Federal Reserve with respect to OTS procedures on determinations of control, the Federal Reserve noted that it does not limit its review of companies with the potential to have a controlling influence to the two largest shareholders. Specifically, the Federal Reserve reviews all investors based on all of the facts and circumstances to determine if a controlling influence is present.

Moreover, unlike the OTS control rules, the Federal Reserve does not have a separate application process for rebutting control under the BHCA and Regulation LL does not include such a process. Under the former OTS rules, investors that triggered a control factor under the rules could submit an application to the OTS requesting a determination that they have successfully rebutted control under HOLA. This separate application process is not available under Regulation LL. Given that Federal Reserve practice is to consider potential control relationships for all investors in connection with applications submitted under the BHCA, the Federal Reserve will review potential control relationships for all investors in connection with applications submitted to the Federal Reserve under Section 10(e) or 10(o) of HOLA. In situations where investors believe no application is required, the Federal Reserve encourages investors to consult with staff at the appropriate Reserve Bank or the Federal Reserve to determine what type of review is appropriate to confirm that the Federal Reserve concurs that no BHCA or HOLA filing is necessary. As with OTS practice, the Federal Reserve often obtains a series of commitments from investors seeking non-control determinations.

The federal banking laws require minority investors that are unwilling to bear the responsibilities associated with controlling a banking organization to limit their influence over the management and policies of the banking organization. That is, investors seeking the protection of being free from regulation and oversight as a savings and loan holding company under the HOLA are limited in their involvement and influence over the management and policies of the savings and loan holding company and its subsidiaries.

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

An investment in our common stock involves certain risks. This section describes material risks that our management believes are specific to us and our business. Before making an investment decision, you should read carefully and consider these risk factors in conjunction with the other information in this Form 10-K and information incorporated by reference into this Form 10-K, including our consolidated financial statements and related notes which are set forth in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

This Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Past results are not a reliable indicator of future results, and historical trends should not be used to anticipate results or trends in future periods. The risk factors described below could cause actual results to differ materially from those discussed in forward-looking statements. The value or market price of our common stock could decline due to any of the risks described below, and you may lose all or part of your investment.

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

The current downturn in the real estate market, unemployment and local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans. The national and local real estate markets generally remain stagnant, with a continued slowdown in the general housing market that is evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values and an increase in the length of time houses remain on the market. No assurances can be given that these conditions will improve or will not worsen.

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

Community Mutual may be required to record future impairment charges on our investment securities, including the FHLB-NY stock we are required to hold as a condition to membership in the FHLB-NY, if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of Community Mutual to upstream dividends to CMS Bancorp, which could have a material adverse effect on our liquidity and ability to pay dividends to shareholders and could also negatively impact our regulatory capital ratios and result in Community Mutual not being classified as “well capitalized” for regulatory purposes.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources to accommodate our existing and future lending and investment activities could have a substantial negative effect on our liquidity and severely constrain our financial flexibility. Our primary source of funding is retail deposits gathered through our network of branch offices. Our alternative funding sources include, without limitation, brokered certificates of deposit, federal funds purchased, Federal Reserve Discount Window borrowings, FHLB-NY advances and short and long-term debt.

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

As a component of our business plan, we may consider expansion opportunities such as the acquisition of branches and other financial institutions as such opportunities arise. Significant changes in interest rates or the competition we face may make it difficult to attract the level of customer deposits needed to fund our internal growth at projected levels. Accordingly, there can also be no assurance that we will be able to adequately and profitably implement our possible future growth or that we will not have to incur additional expenditures beyond current projections to support such growth.

We and Community Mutual are currently undergoing changes in the way we are supervised and examined as a result of the consolidation of federal banking regulators called for by the Dodd-Frank Act, and may experience operational challenges or increased costs in the course of full transition to our new regulators.

As a result of regulatory restructuring called for by the Dodd-Frank Act, effective July 21, 2011, the Federal Reserve became the primary federal regulator of CMS Bancorp and the OCC became the primary federal regulator of Community Mutual. The Federal Reserve has issued an interim final rule that governs the activities of savings and loan holding companies and has begun to apply certain parts of its current consolidated supervisory program for bank holding companies, including significantly enhanced reporting requirements, to savings and loan holding companies. Also, the OCC published an interim final rule that reissues, as new OCC regulations, the former OTS regulations that the OCC has authority to promulgate and enforce as of the transfer date. As noted in the rulemaking, the interim final rule is part of a larger OCC review of OCC and OTS regulations to determine what changes are needed for the transition to OCC supervision of federal savings associations. The OCC announced that, as a continuation of this review, it will consider more comprehensive substantive amendments to these regulations, as appropriate, in the near future. Accordingly, CMS Bancorp and Community Mutual are currently transitioning to the jurisdiction of our new regulators and expect that some aspects of the regulatory restructuring process may result in increased costs, which could have an adverse impact on our results of operations.

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

Community Mutual is subject to extensive regulation, supervision and examination by the OCC, as its chartering authority, and by the FDIC as the insurer of its deposits up to certain limits. In addition, the Federal Reserve currently regulates and oversees CMS Bancorp. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the FHLB-NY. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the DIF. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. In addition to the changes discussed herein that are mandated by the Dodd-Frank Act, any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the OCC, the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in the Federal Reserve’s monetary or fiscal policies could adversely affect our results of operations and financial condition.

Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.

We are required to include in our annual reports filed with the SEC a report from our management regarding internal control over financial reporting. As a result, we documented and evaluated our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and SEC rules and regulations, which require an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

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

Furthermore, federal law requires Federal Reserve approval prior to any direct or indirect acquisition of “control” (as defined in Federal Reserve regulations) of Community Mutual, including any acquisition of control of CMS Bancorp. By statute, a company would be found to “control” Community Mutual if the company: (1) directly or indirectly or acting in concert with one or more persons, owns, controls, or has the power to vote 25% or more of the voting securities of CMS Bancorp or Community Mutual; (2) controls in any manner the election of a majority of the directors of CMS Bancorp’s or Community Mutual’s board; or (3) directly or indirectly exercises a controlling influence over the management or policies of CMS Bancorp and Community Mutual. The Federal Reserve’s implementing regulations provide a specific definition of “control” similar to the statutory definition, with certain additional provisions. In addition to the rebuttable presumptions of control set forth in the implementing regulations, the Federal Reserve’s supervision manual for supervised institutions provides that there are a number of other circumstances that are indicative of control and may call for further investigation to uncover facts that support a determination of control.

The trading volume in our common stock has been low, and the sale of a substantial number of shares of our common stock in the public market could depress the price of our common stock and make it difficult for you to sell your shares

Our common stock is listed to trade on the Nasdaq Capital Market, but is thinly traded. As a result, you may not be able to sell your shares of common stock on short notice. Additionally, thinly traded stock can be more volatile than stock trading in an active public market. The sale of a substantial number of shares of our common stock at one time could temporarily depress the market price of our common stock, making it difficult for you to sell your shares and impairing our ability to raise capital.

The downgrade of U.S. government securities by the credit rating agencies could have a material adverse effect on CMS Bancorp’s operations, earnings, and financial condition.

The recent debate in Congress regarding the national debt ceiling, federal budget deficit concerns, and overall weakness in the economy resulted in a downgrade of U.S. government securities by Standard & Poor’s, one of the three major credit rating agencies, in August 2011. While the federal banking agencies including the Federal Reserve and the FDIC have issued guidance indicating that, for risk-based capital purposes, the risk weights for U.S. Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not be affected by the downgrade, the downgrade and the possible future downgrade of the federal government’s credit rating by one or both of the other two major rating agencies, could create uncertainty in the U.S. and global financial markets and cause other events which, directly or indirectly, may adversely affect CMS Bancorp’s operations, earnings, and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Through Community Mutual, CMS Bancorp conducts its business primarily through its corporate office and five retail banking offices. As of September 30, 2011, properties, furnishings and equipment and leasehold improvements owned by CMS Bancorp and Community Mutual had an aggregate net book value of $2.7 million.

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

CMS Bancorp is not involved in any material pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to CMS Bancorp’s financial condition and results of operations.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CMS Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “CMSB.” The table below reflects the stock trading price and dividend payment frequency of CMS Bancorp’s common stock for the years ended September 30, 2011 and 2010. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended	High Price	Low Price	Average Price	Dividends per share
December 31, 2009	$8.00	$6.76	$7.40	$0.00
March 31, 2010	$8.30	$6.80	$7.43	$0.00
June 30, 2010	$10.10	$7.55	$8.48	$0.00
September 30, 2010	$10.65	$9.50	$10.05	$0.00
December 31, 2010	$10.00	$8.58	$9.48	$0.00
March 31, 2011	$9.40	$8.95	$9.14	$0.00
June 30, 2011	$9.25	$8.59	$8.92	$0.00
September 30, 2011	$8.77	$7.29	$8.09	$0.00

See Part I, Item 1. “Description of Business—Regulation” for a discussion of certain limitations imposed on CMS Bancorp’s ability to declare and pay dividends. At this time, CMS Bancorp does not have plans to begin paying dividends on its common stock.

As of December 22, 2011 there were approximately 261 record holders of CMS Bancorp’s common stock.

Set forth below is information as of September 30, 2011 regarding compensation plans under which equity securities of CMS Bancorp are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance under Plans
Equity compensation plans approved by security holders	174,754	$9.92	30,762	[1]
Equity compensation plans not approved by security holders

Total	174,754	$9.92	30,762

[1]	Includes shares available for issuance under the CMS Bancorp, Inc. 2007 Stock Option Plan, which allows for the granting of stock options to directors, officers and other key employees of CMS Bancorp and its affiliates. Excludes 5,197 shares of restricted stock, held by an independent trustee, which are available for grant under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for this item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis or Plan of Operation” in the CMS Bancorp, Inc. 2011 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are incorporated herein by reference to the indicated pages of the CMS Bancorp, Inc. 2011 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has made a comprehensive review, evaluation, and assessment of CMS Bancorp’s internal control over financial reporting as of September 30, 2011. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2011, CMS Bancorp’s internal control over financial reporting was effective based on this criteria.

This Annual Report on Form 10-K does not include an attestation report of CMS Bancorp’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by CMS Bancorp’s registered public accounting firm pursuant to rules of the SEC that permit the provision of only management’s report in this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, with the participation of CMS Bancorp’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of CMS Bancorp’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, CMS Bancorp’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports CMS Bancorp files and submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

The information relating to directors and executive officers of CMS Bancorp is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information relating to executive compensation is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to directors and certain relationships and related transactions is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to accounting fees and services is incorporated herein by reference to CMS Bancorp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Amended and Restated Plan of Conversion and Stock Issuance of Community Mutual Savings Bank. (1)

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (2)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (9)

3.3	Bylaws of CMS Bancorp, Inc. (2)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (2)

4.2	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (3)

4.3	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (3)

10.1	Form of Employee Stock Ownership Plan of CMS Bancorp, Inc. (4)

10.2	Amended and Restated Employment Agreement between John E. Ritacco and CMS Bancorp, Inc. (5)

10.3	Amended and Restated Employment Agreement between John E. Ritacco and Community Mutual Savings Bank. (5)

10.4	Form of Two-Year Change of Control Agreement by and among certain officers, Community Mutual Savings Bank and CMS Bancorp, Inc. (6)

10.5	CMS Bancorp, Inc. 2007 Stock Option Plan. (7)

10.6	CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (7)

13.1	CMS Bancorp, Inc. 2011 Annual Report to Shareholders.*

14.1	Code of Ethics. (8)

21.1	Subsidiaries of the Registrant*

23.1	Independent Registered Public Accounting Firm’s Consent.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32.1	Section 1350 Certification.*

32.2	Section 1350 Certification.*

101	Interactive data files: (i) Consolidated Statements of Financial Condition, as of September 30, 2011 and 2010, (ii) Consolidated Statements of Income, Years Ended September 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income, Years Ended September 30, 2011 and 2010, (iv) Consolidated Statements of Changes in Stockholders’ Equity, Years Ended September 30, 2011 and 2010, (v) Consolidated Statements of Cash Flows, Years Ended September 30, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements**

*	Included herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on February 2, 2007, as amended.
(2)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(3)	Incorporated by reference to the Registrant’s Registration Statement filed with the Commission on November 30, 2007.
(4)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on January 19, 2007, as amended.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 4, 2011.
(6)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form SB-2 filed with the Commission on February 2, 2007.
(7)	Incorporated by reference to the Registrant’s Proxy Statement filed with the Commission on September 21, 2007.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 28, 2007.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMS BANCORP, INC.

By:	/S/ JOHN E. RITACCO
John E. Ritacco President and Chief Executive Officer
Date:	December 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ THOMAS G. FERRARA Thomas G. Ferrara	Chairman of the Board of Directors	December 22, 2011

/S/ JOHN E. RITACCO John E. Ritacco	President, Chief Executive Officer and Director (Principal Executive Officer)	December 22, 2011

/S/ STEPHEN E. DOWD Stephen E. Dowd	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2011

/S/ WILLIAM V. CUDDY William V. Cuddy	Director	December 22, 2011

/S/ WILLIAM P. HARRINGTON William P. Harrington	Director	December 22, 2011

/S/ SUSAN A. MASSARO Susan A. Massaro	Director	December 22, 2011

/S/ CHERI R. MAZZA Cheri R. Mazza	Director	December 22, 2011

/S/ MATTHEW G. MCCROSSON Matthew G. McCrosson	Director	December 22, 2011

/S/ ROBERT P. WEISZ Robert P. Weisz	Director	December 22, 2011

/S/ WILLIAM MOONEY William Mooney	Director	December 22, 2011

/S/ GERRY RYAN Gerry Ryan	Director	December 22, 2011

/S/ MAURO C. ROMITA Mauro C. Romita	Director	December 22, 2011