Form 10-K/A
period 2008-09-30
CMS Bancorp, Inc.
filed 2012-01-12
CIK 1350072

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

The aggregate market value of the common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of December 22, 2008 was $ 13.5 million.

As of the latest practicable date, the registrant had 1,932,518 shares of common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE:

This Amendment No. 1 (this “Amendment No. 1”) on Form 10-K to Form 10-KSB for the fiscal year ended September 30, 2008 is being filed to include the signature of the Chief Financial Officer (Principal Financial and Accounting Officer), which was inadvertently omitted from the signature page to the Form 10-KSB filed on December 23, 2008. This Amendment No. 1 is also being filed to identify the Principal Executive Officer, whose identification was inadvertently omitted from the signature page.

We are also including in this Amendment No. 1 updated Exhibit Index references and certifications of our principal executive and principal financial officers. This Amendment No. 1 to our Annual Report on Form 10-KSB as originally filed on December 23, 2008 (the “Original Report”) continues to speak as of the date of our Original Report, and we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred subsequent to the filing of the Original Report.

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

Name	Title	Date

/S/ THOMAS G. FERRARA Thomas G. Ferrara	Chairman of the Board of Directors	December 23, 2008

/S/ JOHN E. RITACCO John E. Ritacco	President, Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2008

/S/ STEPHEN E. DOWD Stephen E. Dowd	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 12, 2012

/S/ WILLIAM V. CUDDY William V. Cuddy	Director	December 23, 2008

/S/ SUSAN A. MASSARO Susan A. Massaro	Director	December 23, 2008

/S/ CHERI R. MAZZA Cheri R. Mazza	Director	December 23, 2008

/S/ MATTHEW G. MCCROSSON Matthew G. McCrosson	Director	December 23, 2008

/S/ ANNEMARIE V. ROMAGNOLI Annemarie V. Romagnoli	Director	December 23, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CMS BANCORP, INC.

By:	/S/ STEPHEN E. DOWD
Stephen E. Dowd Senior Vice President and Chief Financial Officer (Duly Authorized Representative)

Date:	January 12, 2012

EXHIBIT INDEX

Exhibit No.	Description

2.1	Plan of Conversion and Stock Issuance of Community Mutual Savings Bank. (1)

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (1)

3.2	Bylaws of CMS Bancorp, Inc. (1)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan of CMS Bancorp, Inc. (2)

10.2	Amended and Restated Employment Agreement between John E. Ritacco and CMS Bancorp, Inc. (3)

10.3	Amended and Restated Employment Agreement between John E. Ritacco and Community Mutual Savings Bank. (3)

10.4	Form of Two-Year Change of Control Agreement by and among certain officers, Community Mutual Savings Bank and CMS Bancorp, Inc. (1)

10.5	CMS Bancorp, Inc. 2007 Stock Option Plan. (4)

10.6	CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (4)

13.1	CMS Bancorp, Inc. 2008 Annual Report to Shareholders.*

14.1	Code of Ethics. (5)

21.1	Subsidiaries of the Registrant*

23.1	Independent Registered Public Accounting Firm’s Consent.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.**

31.2	Rule 13a-14(a)/15d-14(a) Certification.**

32.1	Section 1350 Certification.*

32.2	Section 1350 Certification.*

*	Filed with the Annual Report on Form 10-KSB dated and filed with the Commission on December 23, 2008.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(2)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on January 19, 2007, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on July 31, 2008.
(4)	Incorporated by reference to the Registrant’s Proxy Statement filed with the Commission on September 21, 2007.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 28, 2007.