Form 10-Q
period 2011-12-31
CMS Bancorp, Inc.
filed 2012-02-14
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 14, 2012 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 31, 2011	September 30, 2011
	(Dollars in thousands, except share data)
ASSETS

Cash and amounts due from depository institutions	$725	$717
Interest-bearing deposits	8,348	3,587

Total cash and cash equivalents	9,073	4,304
Securities available for sale	58,819	59,762
Loans held for sale	128	2,200
Loans receivable, net of allowance for loan losses of $1,565 and $1,200, respectively	183,117	178,796
Premises and equipment	2,838	2,748
Federal Home Loan Bank of New York stock	1,901	1,904
Interest receivable	1,146	1,064
Other assets	3,157	2,998

Total assets	$260,179	$253,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$22,403	$17,183
Interest-bearing	177,868	177,559

Total deposits	200,271	194,742
Advances from Federal Home Loan Bank of New York	34,380	34,421
Advance payments by borrowers for taxes and insurance	1,850	774
Other liabilities	1,519	1,624

Total liabilities	238,020	231,561

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, authorized shares:
7,000,000; shares issued: 2,055,165; shares outstanding:
1,862,803	21	21
Additional paid-in capital	18,553	18,494
Retained earnings	6,513	6,740
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,384)	(1,398)
Accumulated other comprehensive income	116	18

Total stockholders’ equity	22,159	22,215

Total liabilities and stockholders’ equity	$260,179	$253,776

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,626	$2,542
Securities	240	256
Other interest-earning assets	34	48

Total interest income	2,900	2,846

Interest expense:
Deposits	522	506
Mortgage escrow funds	10	9
Borrowings, long term	419	421

Total interest expense	951	936

Net interest income	1,949	1,910
Provision for loan losses	365	25

Net interest income after provision for loan losses	1,584	1,885

Non-interest income:
Fees and service charges	43	47
Net gain on sale of loans	52	141
Other	5	1

Total non-interest income	100	189

Non-interest expense:
Salaries and employee benefits	1,089	1,045
Net occupancy	286	291
Equipment	188	182
Professional fees	178	169
Advertising	29	14
Federal insurance premiums	46	68
Directors’ fees	51	46
Other insurance	21	21
Bank charges	16	13
Other	144	155

Total non-interest expense	2,048	2,004

Income (loss) before income taxes	(364)	70
Income tax (benefit)	(137)	(20)

Net income (loss)	$(227)	$90

Net income (loss) per common share:
Basic and diluted	$(0.13)	$0.05

Weighted average number of common shares outstanding:
Basic and diluted	1,708,067	1,703,043

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited)

	Three Months Ended December 31,
	2011	2010
	(Dollars in thousands)
Net income (loss)	$(227)	$90

Other comprehensive (loss):
Gross unrealized holding gains (losses) on securities available for sale, net of deferred income tax of $(68) and $234, respectively	103	(353)
Retirement plan, net of deferred income tax of $3 and $1, respectively	(5)	(1)

Other comprehensive income (loss)	98	(354)

Comprehensive (loss)	$(129)	$(264)

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(227)	$90
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation of premises and equipment	84	92
Amortization and accretion, net	91	96
Provision for loan losses	365	25
Deferred income taxes	(200)	(47)
ESOP expense	11	12
Stock option expense	25	22
Restricted stock award expense	37	33
Net gain on sale of loans	(52)	(141)
Loans originated for sale	(1,498)	(6,461)
Proceeds from sale of loans originated for sale	3,622	6,147
(Increase) in interest receivable	(82)	(26)
(Increase) decrease in other assets	(24)	118
(Decrease) in accrued interest payable	(11)	(32)
Increase (decrease) in other liabilities	(102)	71

Net cash provided by (used by) operating activities	2,039	(1)

Cash flows from investing activities:
Purchases of securities available for sale	(5,000)	—
Principal repayments and calls on securities available for sale	5,990	4,635
Net (increase) decrease in loans receivable	(4,653)	557
Additions to premises and equipment	(174)	(24)
Redemption of Federal Home Loan Bank of N.Y. stock	3	2

Net cash provided by (used by) investing activities	(3,834)	5,170

Cash flows from financing activities:
Net increase (decrease) in deposits	5,529	(1,594)
Repayment of advances from Federal Home Loan Bank of N.Y.	(41)	(39)
Net increase (decrease) in payments by borrowers for taxes and insurance	1,076	(35)

Net cash provided by (used by) financing activities	6,564	(1,668)

Net increase in cash and cash equivalents	4,769	3,501
Cash and cash equivalents-beginning	4,304	3,434

Cash and cash equivalents-ending	$9,073	$6,935

Supplemental information:
Cash paid during the period for:
Interest	$963	$968

Income taxes	$—	$38

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

2. Description of Operations

The Bank was originally chartered in 1887 as Community Savings and Loan, a New York State-chartered savings and loan association. In 1980, it converted to a New York State-chartered savings bank and changed its name to Community Mutual Savings Bank of Southern New York. In 1983, Community Mutual Savings Bank of Southern New York changed its name to Community Mutual Savings Bank. In 2007, the Bank reorganized to a federally-chartered mutual savings bank and simultaneously converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, with the concurrent formation of the Company. The Company, a stock holding company for the Bank, conducted a public offering of its common stock in connection with the conversion. After the 2007 conversion and offering, all of the Bank’s stock became owned by the Company.

The Bank is a community and customer-oriented retail savings bank offering residential mortgage loans and traditional deposit products and commercial real estate, small business and consumer loans in Westchester County, New York, and the surrounding areas. The Bank also invests in various types of assets, including securities of various government-sponsored enterprises, corporations and mortgage-backed securities. The Bank’s revenues are derived principally from interest on loans, interest and dividends received from its investment securities and fees for bank services. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, funds provided by operations and borrowings from the Federal Home Loan Bank of New York (“FHLB-NY”).

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2011, which are in the Company’s Annual Report for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission on December 22, 2011.

The Company follows Financial Accounting Standards Board (“FASB”) guidance on subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the statement of financial condition date but before the financial statements are issued. This guidance sets forth the period after the statement of financial condition date during which management of the reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the statement of financial condition date in its financial statements, and the disclosure that should be made about events or transactions that occur after the statement of financial condition date. In preparing these consolidated financial statements, the Company evaluated the events that occurred after December 31, 2011 and through the date these consolidated financial statements were issued.

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

It is management’s opinion that accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the potential impairment of FHLB-NY stock, the determination of other-than-temporary impairment on securities, and the assessment of whether deferred tax assets are more likely than not to be realized.

Management believes that the allowance for loan losses represents its best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in market and economic conditions in the Company’s market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management’s determination of whether investments, including FHLB-NY stock, are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management’s assessment as to the amount of deferred tax assets that are more likely than not to be realized is based upon future taxable income, which is subject to revision upon availability of updated information.

5. Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s employee stock ownership plan, or “ESOP”. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. All outstanding stock options were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share for the three month periods ended December 31, 2011 and 2010.

6. Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended December 31,
	2011	2010
	(In Thousands)
Service cost	$—	$—
Interest cost	63	76
Expected return on plan assets	(54)	(45)
Amortization of unrecognized loss	7	2

Total	$16	$33

7. Stock Based Compensation

At a special meeting of the stockholders of the Company held on November 9, 2007, the stockholders approved the CMS Bancorp, Inc. 2007 Stock Option Plan and the CMS Bancorp, Inc. 2007 Recognition and Retention Plan (collectively the “Plans”). The Plans authorize the award of up to 205,516 stock options and 82,206 shares of restricted stock. The stock options and restricted stock awarded under the Plans vest over a five year service period based on the anniversary of the grant date.

Under these plans, the Company has granted shares of restricted stock and options to purchase the Company’s common stock as shown in the following table. The fair value of each stock option grant was established at the date of grant using the Black-Scholes option pricing model and the assumptions shown in the following table:

	January 2011	April 2011	September 2011
Shares of restricted stock	3,008	4,150	2,000
Grant date fair value per share	$9.20	$8.66	$8.10
Number of stock options	—	8,300	6,000
Exercise price	—	$8.66	$8.10
Fair value per option	—	$4.05	$3.55
Risk free interest rate	—	3.39%	2.03%
Volatility factor	—	37.1%	39.1%
Expected life	—	7 years	7 years
Dividends	—	none	none

The Company recorded compensation expense with respect to stock options of $25,000 and $22,000 during the three month periods ended December 31, 2011 and 2010, respectively. Unrecognized compensation expense associated with stock option grants as of December 31, 2011 was $147,000.

The Company recorded compensation expense with respect to restricted stock of $37,000 and $33,000 during the three month periods ended December 31, 2011 and 2010, respectively. Unrecognized compensation expense associated with grants of restricted stock as of December 31, 2011 was $213,000.

8. Securities

Securities available for sale as of December 31, 2011 and September 30, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011
U.S. Government Agencies:
Due after one but within five years	$13,735	$163	$—	$13,898
Due after five years but within ten years	21,202	6	15	21,193
Corporate bonds due after five years but within ten years	3,659	218	—	3,877
Municipal bonds:
Due after five years but within ten years	1,129	82	—	1,211
Mortgage-backed securities	18,192	448	—	18,640

	$57,917	$917	$15	$58,819

September 30, 2011
U.S. Government Agencies:
Due after one but within five years	$15,231	$192	$4	$15,419
Due after five years but within ten years	16,307	6	60	16,253
Due after ten years but within fifteen years	4,002	—	—	4,002
Corporate bonds due after five years but within ten years	3,664	141	—	3,805
Municipal bonds:
Due after five years but within ten years	246	—	—	246
Due after ten years but within fifteen years	884	33	—	917
Mortgage-backed securities	18,697	423	—	19,120

	$59,031	$795	$64	$59,762

The age of unrealized losses and fair value of related securities available for sale at December 31, 2011 and September 30, 2011 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2011
U.S. Government Agencies	$11,156	$15	$—	$—	$11,156	$15
September 30, 2011
U.S. Government Agencies	$12,675	$64	$—	$—	$12,675	$64

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

The unrealized losses reported on securities at December 31, 2011 relate to two securities issued by U.S. Government Agencies. The unrealized losses reported on securities at September 30, 2011 relate to three securities issued by U.S. Government Agencies. These unrealized losses were due to changes in interest rates.

All mortgage-backed securities are U.S. Government Agencies backed and collateralized by residential mortgages.

9. Loans

Loans receivable are carried at unpaid principal balances and net deferred loan origination costs less the allowance for loan losses.

The Company defers loan origination fees and certain direct loan origination costs and accretes net amounts as an adjustment of yield over the contractual lives of the related loans. Unamortized net fees and costs are written off if the loan is repaid before its stated maturity date.

Recognition of interest income is discontinued and existing accrued interest receivable is reversed on loans that are more than ninety days delinquent and where management, through its loan review process, feels such loan should be classified as non-accrual. Income is subsequently recognized only to the extent that cash payments are received until the obligation has been brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt, in which case the loan is returned to an accrual status. The past due status of all classes of loans receivable is determined based on the contractual due dates for loan payments.

Loan balances as of December 31, 2011 and September 30, 2011 consist of the following:

	December 31, 2011	September 30, 2011
	(In thousands)
Real estate:
One-to-four-family	$99,351	$101,064
Multi-family	13,935	14,283
Non-residential	38,292	30,674
Construction	310	309
Equity and second mortgages	10,879	10,905

	162,767	157,235
Commercial	21,427	22,207
Consumer	103	90

Total Loans	184,297	179,532
Allowance for loan losses	(1,565)	(1,200)
Net deferred loan origination fees and costs	385	464

	$183,117	$178,796

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

An allowance for loan losses is maintained at a level that represents management’s best estimate of losses known and inherent in the loan portfolio that are both probable and reasonably estimable. The allowance is decreased by loan charge-offs, increased by subsequent recoveries of loans previously charged off, and then adjusted, via either a charge or credit to operations, to an amount determined by management to be necessary. Loans or portions thereof are charged off when, after collection efforts are exhausted, they are determined to be uncollectible. Management of the Company, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume inherent in its loan activities, along with the general economic and real estate market conditions. The total of the two components represents the Bank’s ALLL. The Company utilizes a two tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio. The Company maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans.

Such system takes into consideration, among other things, delinquency status, size of loans, and type of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan losses are determined based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment. Although management believes that specific and general loan losses are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. Loans secured by real estate consist of one-to-four-family, multi-family, non-residential, construction and home equity and second mortgage loans. Substantially all of the commercial loans are secured and consumer loans are principally secured.

Management uses a six category internal risk rating system to monitor the credit quality of the overall loan portfolio that generally follows bank regulatory definitions. Pass graded loans are considered to have average or better than average risk characteristics. They demonstrate satisfactory debt service capacity and coverage along with a generally stable financial position. These loans are performing in accordance with the terms of their loan agreement. The Watch category, a non bank regulatory category, includes assets that, while performing, demonstrate above average risk through a pattern of declining earning trends, strained cash flow, increasing leverage, and/or weakening market fundamentals. The Special Mention category includes assets that are currently protected but exhibit potential credit weakness or a downward trend which, if not checked or corrected, will weaken the Bank’s asset or inadequately protect the Bank’s position. Loans in the Substandard category have a well-defined weakness that jeopardizes the orderly liquidation of the debt. For loans in this category, normal repayment from the borrower is in jeopardy and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. All loans greater than 90 days past due are considered Substandard. Loans in the Doubtful category have weaknesses inherent in those classified Substandard with the added provision that the weakness makes collection of debt in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable. The portion of any loan that represents a specific allocation of the allowance for loan losses is placed in the special valuation category. Loans that are deemed incapable of repayment where continuance as an active asset of the Bank is not warranted are charged off as a Loss. The classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off the asset even though partial recovery may be achieved in the future.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as delinquency, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Senior Lending Officer is responsible for the timely and accurate risk rating of the loans in the portfolios at origination and on an ongoing basis. The Bank has an experienced outsourced Loan Review function that on a quarterly basis, reviews and assesses loans within the portfolio and the adequacy of the Bank’s allowance for loan losses. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard or Doubtful on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

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

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. The Bank’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition. A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. All loans identified as impaired are evaluated independently. The Company does not aggregate such loans for evaluation purposes. A reserve for losses related to unfunded lending commitments is also maintained. This reserve represents management’s estimate of losses inherent in unfunded credit commitments.

The following table summarizes the primary segments of the loan portfolio as of December 31, 2011 and September 30, 2011:

December 31, 2011	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Real estate:
One-to-four-family	$8,827	$90,731	$99,558
Multi-family	—	13,964	13,964
Non-residential	—	38,373	38,373
Construction	—	310	310
Home equity and second mortgages	671	10,231	10,902

	9,498	153,609	163,107
Commercial	74	21,398	21,472
Consumer	6	97	103

Total	$9,578	$175,104	$184,682

September 30, 2011	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Real estate:
One-to-four-family	$6,841	$94,486	$101,327
Multi-family	—	14,319	14,319
Non-residential	—	30,753	30,753
Construction	—	310	310
Home equity and second mortgages	672	10,261	10,933

	7,513	150,129	157,642
Commercial	73	22,191	22,264
Consumer	5	85	90

Total	$7,591	$172,405	$179,996

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2011 and September 30, 2011:

December 31, 2011	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Real estate:
One-to-four-family	$3,625	$494	$5,255	$8,880	$8,827
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	—	—	660	660	671

	3,625	494	5,915	9,540	9,498
Commercial	74	49	—	74	74
Consumer	—	—	6	6	6

Total	$3,699	$543	$5,921	$9,620	$9,578

September 30, 2011	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Real estate:
One-to-four-family	$925	$330	$5,956	$6,881	$6,841
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	—	—	660	660	672

	925	330	6,616	7,541	7,513
Commercial	73	49	—	73	73
Consumer	—	—	5	5	5

Total	$998	$379	$6,621	$7,619	$7,591

At December 31, 2011 and September 30, 2011, the Company had loans in the amount of $9.6 million and $7.6 million, respectively, which were considered to be impaired, of which $3.7 million and $1.0 million, respectively, were subject to specific loss reserves of $543,000 and $379,000 at December 31, 2011 and September 30, 2011, respectively. The average balances of impaired loans outstanding during the three month periods ended December 31, 2011 and 2010 were $8.6 million and $4.3 million, respectively. During the three months ended December 31, 2011 and 2010, $53,000 and $71,000, respectively, of interest was collected and recognized on these loans and had all such loans been performing in accordance with their original terms, additional interest income of $106,000 and $34,000, respectively, would have been recognized. The Company is not committed to lend additional funds on these non-accrual loans.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended December 31, 2011and 2010:

December 31, 2011	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$7,834	$672	$74	$6	$8,585
Interest income recognized on an accrual basis on impaired loans	$31	$4	$—	$—	$35
Interest income recognized on a cash basis on impaired loans	$18	$—	$—	$—	$18

December 31, 2010	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$3,828	$441	$37	$1	$4,306
Interest income recognized on an accrual basis on impaired loans	$65	$4	$—	$—	$69
Interest income recognized on a cash basis on impaired loans	$2	$—	$—	$—	$2

The following table presents the classes of the loan portfolio summarized by the aggregate Pass (including loans graded Watch) and the classified ratings of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2011 and September 30, 2011:

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate:
One-to-four-family	$92,849	$1,586	$5,123	$—	$99,558
Multi-family	13,964	—	—	—	13,964
Non-residential	38,373	—	—	—	38,373
Construction	310	—	—	—	310
Home equity and second mortgages	9,009	1,570	323	—	10,902

	154,505	3,156	5,446	—	163,107
Commercial	21,398	—	74	—	21,472
Consumer	97	—	6	—	103

Total	$176,000	$3,156	$5,526	$—	$184,682

September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate:
One-to-four-family	$96,294	$454	$4,579	$—	$101,327
Multi-family	14,319	—	—	—	14,319
Non-residential	30,753	—	—	—	30,753
Construction	310	—	—	—	310
Home equity and second mortgages	10,323	212	398	—	10,933

	151,999	666	5,056	—	157,642
Commercial	21,190	—	74	—	22,264
Consumer	85	—	5	—	90

Total	$174,274	$666	$5,056	$—	$179,996

Management further monitors the performance and credit quality of the loan portfolio by analyzing the delinquency aging of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2011 September 30, 2011:

December 31, 2011	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
				(In thousands)
Real estate:
One-to-four-family	$93,536	$—	$1,221	$—	$4,801	$6,022	$99,558
Multi-family	13,964	—	—	—	—	—	13,964
Non-residential	38,373	—	—	—	—	—	38,373
Construction	310	—	—	—	—	—	310
Home equity and second mortgages	10,497	—	107	—	298	405	10,902

	156,680	—	1,328	—	5,099	6,427	163,107
Commercial	21,400	—	—	—	72	72	21,472
Consumer	85	1	12	1	4	18	103

Total	$178,165	$1	$1,340	$1	$5,175	$6,517	$184,682

September 30, 2011	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
				(In thousands)
Real estate:
One-to-four-family	$96,984	$—	$534	$—	$3,809	$4,343	$101,327
Multi-family	14,319	—	—	—	—	—	14,319
Non-residential	30,753	—	—	—	—	—	30,753
Construction	310	—	—	—	—	—	310
Home equity and second mortgages	10,403	—	124	—	406	530	10,933

	152,769	—	658	—	4,215	4,873	157,642
Commercial	22,192	—	—	—	72	72	22,264
Consumer	60	—	5	6	19	30	90

Total	$175,021	$—	$663	$6	$4,306	$4,975	$179,996

At December 31, 2011 and September 30, 2011, nonaccrual loans totaled $5.2 and $4.3 million, respectively and loans delinquent ninety days or more and accruing interest, consisting solely of student loans, totaled $1,000 and $6,000, respectively. The Company was not committed to lend additional funds on nonaccrual loans at December 31, 2011.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALLL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALLL. Management utilizes an internally developed model to track and apply the various components of the allowance. The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

December 31, 2011	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
		(In thousands)
Real estate:
One-to-four-family	$811	$317	$494
Multi-family	28	28	—
Non-residential	115	115	—
Construction	4	4	—
Home equity and second mortgages	44	44	—

	1,002	508	494
Commercial	558	509	49
Consumer	5	5	—

Total	$1,565	$1,022	$543

September 30, 2011	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
		(In thousands)
Real estate:
One-to-four-family	$583	$253	$330
Multi-family	29	29	—
Non-residential	92	92	—
Construction	3	3	—
Home equity and second mortgages	31	31	—

	738	408	330
Commercial	459	410	49
Consumer	3	3	—

Total	$1,200	$821	$379

The following table summarizes activity in the primary segments of the ALLL for the three months ended December 31, 2011 and 2010:

December 31, 2011	Balance September, 2011	Charge- offs	Recoveries	Provision	Balance December, 2011
			(In thousands)
Real estate:
One-to-four-family	$583	$—	$—	$228	$811
Multi-family	29	—	—	(1)	28
Non-residential	92	—	—	23	115
Construction	3	—	—	1	4
Home equity and second mortgages	31	—	—	13	44

	738	—	—	264	1,002
Commercial	459	—	—	99	558
Consumer	3	—	—	2	5

Total	$1,200	$—	$—	$365	$1,565

December 31, 2010	Balance September, 2010	Charge- offs	Recoveries	Provision	Balance December, 2010
			(In thousands)
Real estate:
One-to-four-family	$610	$—	$—	$(46)	$564
Multi-family	9	—	—	(9)	—
Non-residential	—	—	—	16	16
Construction	22	—	—	11	33
Home equity and second mortgages	48	—	—	48	96

	689	—	—	20	709
Commercial	410	—	—	(42)	368
Consumer	15	—	—	47	62

Total	$1,114	$—	$—	$25	$1,139

Effective October 1, 2011, the Company adopted ASU No. 2011-02, which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). In evaluating whether a restructuring constitutes a troubled debt restructuring, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. In conjunction with the Bank’s adoption of ASU No. 2011-02, it determined that no loans were troubled debt restructurings other than those previously considered as such.

A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions that would otherwise not be granted to a borrower experiencing or expected to experience financial difficulties in order to maximize the ultimate recovery of a loan. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

There was one TDR during the three months ended December 31, 2011. The concessions granted on this loan consisted of an interest rate reduction. The following table summarizes the TDR during the three month period ended December 31, 2011:

		(Dollars in thousands)
	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
One-to-four-family	1	$411	$431

A default on a troubled debt restructured loan for purposes of disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the quarter ended December 31, 2011, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at December 31, 2011 and September 30, 2011 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
December 31, 2011
Securities available for sale:
U.S. Government Agencies	$35,091	$—	$35,091	$—
Corporate bonds	3,877	—	3,877	—
Municipal bonds	1,211	—	1,211	—
Mortgage-backed securities	18,640	—	18,640	—

September 30, 2011
Securities available for sale:
U.S. Government Agencies	$35,674	$—	$35,674	$—
Corporate bonds	3,805	—	3,805	—
Municipal bonds	1,163	—	1,163	—
Mortgage-backed securities	19,120	—	19,120	—

For financial assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy at December 31, 2011 and September 30, 2011 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
December 31, 2011
Impaired loans subject to specific valuation allowances	$3,156	$—	$—	$3,156

September 30, 2011
Impaired loans subject to specific valuation allowances	$619	$—	$—	$619

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2011 and September 30, 2011:

Cash and Cash Equivalents, Interest Receivable and Interest Payable. The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities. The fair value for securities available for sale are based on quoted market prices or dealer prices (Level 1 inputs), if available. If quoted market prices are not available, fair values are determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

Advances from FHLB-NY. Fair value is estimated using rates currently offered for advances of similar remaining maturities.

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at December 31, 2011 or September 30, 2011.

The carrying amounts and estimated fair values of financial instruments are as follows:

	December 31, 2011		September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$9,073	$9,073	$4,304	$4,304
Securities available for sale	58,819	58,819	59,762	59,762
Loans held for sale	128	128	2,200	2,200
Loans receivable	183,117	203,487	178,796	201,770
Accrued interest receivable	1,146	1,146	1,064	1,064

Financial liabilities:
Deposits	200,271	202,587	194,742	196,191
FHLB-NY Advances	34,380	36,580	34,421	36,980
Accrued interest payable	256	256	267	267
Off-balance sheet financial instruments	—	—	—	—

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

11. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB-NY is carried at cost as of December 31, 2011 and September 30, 2011. Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB-NY as compared to the capital stock amount for the FHLB-NY and the length of time this situation has persisted, (2) commitments by the FHLB-NY to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB-NY, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB-NY, and (4) the liquidity position of the FHLB-NY. Management believes no impairment charge related to the FHLB-NY stock was necessary as of December 31, 2011 or September 30, 2011.

12. Recent Accounting Pronouncements

In June 2011the FASB issued Accounting Standards Update (ASU) No. 2011-05 Comprehensive Income, which eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires it to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU will be applied retrospectively for public entities, effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

13. Contingencies

The Company, in the ordinary course of business, becomes a party to litigation from time to time. In the opinion of management, the ultimate disposition of such litigation is not expected to have a material adverse effect on the financial position or results of operations of the Company.

14. Subsequent Events

On February 1, 2012, the Company prepaid $20 million of FHLB-NY debt which was scheduled to mature in August 2012. In prepaying this debt, the Company paid a prepayment penalty of $481,000 and estimates that this repayment and refinancing will reduce interest expense for the remainder of the fiscal year ending September 30, 2012 by approximately $525,000. Subsequent to this refinancing, the Company sold $20.7 million of available-for-sale securities and realized a gain of $537,000. The proceeds of this sale will be reinvested in available-for-sale securities with similar yields.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors including those set forth in Part 1, Item 1A– Risk Factors of our Form 10-K for the year ended September 30, 2011 which was filed with the Securities and Exchange Commission on December 22, 2011, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

•

operational challenges or increased costs we may experience in the course of full transition to our new regulators as a result of the complete transfer of the OTS’s functions in July 2011 pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

General

The results of operations of the Company depend primarily on its net interest income, which is the difference between the interest income it earns on its loans, investments and other interest-earning assets and the interest it pays on its deposits, borrowings and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. The Company’s operations are also affected by non-interest income, the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy costs, and other general and administrative expenses. In general, financial institutions such as the Company are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability. The Company’s operations and lending activities, which are primarily conducted through the Bank, are principally concentrated in Westchester County, New York, and its operations and earnings are influenced by the economics of the communities in which it operates. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in the Company’s primary market area.

Executive Overview

The purpose of this overview is to provide a summary of the items management focuses on when evaluating the condition of the Company and our success in implementing our business and shareholder value strategies. The Company’s business strategy is to operate the Bank as a well-capitalized, profitable and community-oriented depository institution.

The profitability of the Company depends primarily on its level of net interest income, which is the difference between interest earned on the Company’s interest-earning assets and the interest paid on interest-bearing liabilities. The Company’s net interest income may be affected by market interest rate changes. Local market conditions and liquidity needs of other financial institutions can have a dramatic impact on the interest rates offered to attract deposits. In recent periods, interest rates have declined to historically low levels and changes in short-term interest rates did not result in corresponding changes in long-term interest rates, and local market conditions resulted in relatively high certificate of deposit interest rates and lower interest rates on loans. The effect of this interest rate environment did, and could in the future, continue to decrease the Company’s ability to invest deposits and reinvest proceeds from loan and investment repayments at higher interest rates. The primary goals of the Company’s interest rate management strategy are to determine the appropriate level of risk given the business strategy and then manage that risk so as to reduce the exposure of the Company’s net interest income to fluctuations in interest rates.

Despite the challenges of the ever-changing banking and regulatory environment, we have continued to grow our assets through increases in our local deposits, particularly non-interest-bearing commercial demand deposits, higher levels of non-residential loan originations and an increase in our investment securities portfolio. In order to grow and diversify, the Company seeks to continue to increase its multi-family, non-residential, construction, home equity and commercial loans by targeting these markets in Westchester County and the surrounding areas as a means to increase the yield on and diversify its loan portfolio as well as build transactional deposit account relationships. In addition, depending on market conditions, the Company may sell the fixed-rate residential real estate loan originations to a third party in order to diversify its loan portfolio, increase non-interest income and reduce interest rate risk.

As a result of these ongoing efforts, we were able to increase our net interest income by maximizing the yield on interest-earning assets while minimizing the cost of our interest-bearing liabilities through our consistent in-depth market analysis and constant oversight of our liquidity and cash flow position. The continued weak economy, continued high unemployment, and declines in real estate values in the Bank’s primary market area and other factors led to an increase in the impaired loans and non-performing loans in the three months ended December 31, 2011.

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

From time to time, the Company is also presented with and considers opportunities to engage in strategic transactions with other financial institutions, including mergers, acquisitions, or the possible sale of the Company and/or Bank. The respective boards of the Company and the Bank will consider the merits of these opportunities as they arise.

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President on July 21, 2010. Among other things, the Dodd-Frank Act impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation requires new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. Many of the provisions of the Dodd-Frank Act affecting the Company and Bank have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act.

Of particular significance to federal savings associations and their holding companies is that, as a result of regulatory restructuring called for by the Dodd-Frank Act, both the Company and Bank transitioned to the jurisdiction of their current new and separate primary federal regulators on July 21, 2011. Prior to that date, the Company and Bank had been subject to consolidated supervision and regulation by the Office of Thrift Supervision (“OTS”), which has now been abolished as a result of the completed transfer of all of the OTS’ supervisory and rulemaking responsibilities to other federal agencies.

Along with the transfer of ongoing responsibilities for the supervision and examination of federal savings associations and their holding companies, the Dodd-Frank Act also transferred to the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the

Office of the Comptroller of the Currency (“OCC”) rulemaking authority of the OTS relating to savings and loan holding companies and all savings associations, respectively. The legislation continues in effect all OTS orders, resolutions, determinations, agreements, regulations, interpretive rules, other interpretations, guidelines, procedures and other advisory materials in effect the day before the transfer date, and allows the Federal Reserve and OCC to enforce these issuances with respect to savings and loan holding companies and federal savings associations, respectively, unless the Federal Reserve or OCC modifies, terminates, or sets aside such guidance or until superseded by the Federal Reserve or OCC, a court, or operation of law.

Moreover, July 21, 2011 was the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to a new governmental entity known as the Consumer Financial Protection Bureau (“CFPB”) that is charged with the mission of protecting consumer interests. The CFPB is responsible for administering and carrying out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. With its broad rulemaking powers, the new CFPB has the potential to reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank. Like all other financial institutions and in particular, community banking organizations, the Company is continuing to closely monitor and evaluate developments under the Dodd-Frank Act with respect to our business, financial condition, results of operations and prospects.

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

It is management’s opinion that accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the potential impairment of Federal Home Loan Bank of New York (“FHLB-NY”) stock, the determination of other-than-temporary impairment on securities, and the assessment of whether deferred tax assets are more likely than not to be realized.

Management believes that the allowance for loan losses represents its best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in market and economic conditions in the Company’s market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management’s determination of whether investments, including FHLB-NY stock, are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management’s assessment as to the amount of deferred tax assets that are more likely than not to be realized is based upon future taxable income, which is subject to revision upon updated information.

Comparison of Financial Condition at December 31, 2011 to September 30, 2011

Total assets increased by $6.4 million, or 2.5%, to $260.2 million at December 31, 2011 from $253.8 million at September 30, 2011. Higher retail deposits and advance payments by borrowers were used to fund loan growth and cash equivalents.

Securities available for sale decreased from $59.8 million at September 30, 2011 to $58.8 million at December 31, 2011. Available for sale securities consist principally of notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies, and to a lesser extent, corporate and municipal bonds.

Loans receivable were $183.1 million and $178.8 million at December 31, 2011 and September 30, 2011, respectively, representing an increase of $4.3 million, or 2.4%. The increase in loans resulted principally from increases in non-residential real estate loans, net of normal amortization and prepayments of one-to-four-family mortgages.

As of December 31, 2011 and September 30, 2011, the Bank had $5.2 million and $4.3 million of non-performing loans, respectively, of which, $3.7 million and $3.2 million, respectively, were in process of foreclosure, and have been placed on non-accrual status. Non-performing loans at December 31, 2011 and September 30, 2011 also included $1.5 million and $1.1 million, respectively, of non-accrual loans not yet in the foreclosure process. Non-performing loans at December 31, 2011 and September 30, 2011 also included $1,000 and $6,000, respectively, of accruing consumer loans delinquent over ninety days. Non-performing loans at December 31, 2011 and September 30, 2011 also included $1.5 million and $1.1 million, respectively, of non-accrual loans not yet in the foreclosure process. At December 31, 2011 and September 30, 2011, the Bank had $9.6 million and $7.6 million, respectively, of loans classified as impaired. At

December 31, 2011, $3.7 million of these impaired loans required specific loss allowances totaling $543,000. The remaining $5.9 million of impaired loans did not require specific loss allowances. At September 30, 2011, $1.0 million of these impaired loans required specific loss allowances totaling $379,000. The remaining $6.6 million of impaired loans did not require specific loss allowances. The impaired loans were primarily the result of continued difficult general economic conditions, increased unemployment and continued declines in the local real estate market. As of December 31, 2011 and September 30, 2011, the allowance for loan losses was 0.85% and 0.67% of loans outstanding, respectively. As a result of the continued weak economy, continued high unemployment, declines in real estate values in the Bank’s primary market area, and the increase in the impaired loans and non-performing loans, $365,000 and $25,000 was provided for loan losses in the three months ended December 31, 2011 and 2010, respectively.

Deposits increased by $5.5 million, or 2.8%, from $194.7 million as of September 30, 2011 to $200.3 million as of December 31, 2011. The Bank participates in the Certificate of Deposit Account Registry Service, or “CDARS” network. Increases in retail demand deposits and money market accounts of $5.2 million and $2.7 million respectively, were offset by the repayment of a CDARS deposit of $4.0 million. Under the CDARS network, the Bank can transfer deposits into the network (a one way sell transaction), request that the network deposit funds at the Bank (a one way buy transaction), or deposit funds into the network and receive an equal amount of deposits from the network (a reciprocal transfer). The network provides the Bank with an investment vehicle in the case of a one way sell, a liquidity or funding source in the case of a one way buy and the ability to access additional FDIC insurance for customers in the case of a reciprocal transfer. The Bank had $4.0 million and $8.0 million respectively, of CDARS deposits as of December 31, 2011 and September 30, 2011, respectively, and $4.7 million and $5.0 million respectively, of brokered deposits as of December 31, 2011 and September 30, 2011 respectively.

Stockholders’ equity decreased by $56,000 from September 30, 2011 to December 31, 2011 as a result of the net loss of $227,000, offset by additions to equity resulting from accounting for stock-based compensation and the Company’s ESOP, and by the other comprehensive income of $98,000 in the three months ended December 31, 2011. The other comprehensive income in the three months ended December 31, 2011 resulted primarily from increases in the fair value of available for sale securities.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010

General. The Company recorded a net loss of $227,000 for the three months ended December 31, 2011, compared to net income of $90,000 for the three months ended December 31, 2010. The change was primarily due to a higher provision for loan losses as discussed below ($365,000 in the three months ended December 31, 2011 compared to $25,000 in the three months ended December 31, 2010), lower gains on sale of loans ($52,000 in the three months ended December 31, 2011 compared to $141,000 in the three months ended December 31, 2010) and higher non-interest expense ($2,048,000 in the three months ended December 31, 2011 compared to $2,004,000 in the three months ended December 31, 2010), offset in part by an increase in net interest income ($1,949,000 in the three months ended December 31, 2011 compared to $1,910,000 in the three months ended December 31, 2010).

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

	Three Months Ended December 31,
	2011			2010
			(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$179,402	$2,626	5.86%	$175,784	$2,542	5.78%
Securities(2)	55,667	240	1.72%	55,817	256	1.83%
Other interest-earning assets(3)	13,923	34	0.98%	7,630	48	2.52%

Total interest-earning assets	248,992	2,900	4.66%	239,231	2,846	4.76%

Non interest-earning assets	6,490			6,399

Total assets	$255,482			$245,630

Interest-bearing liabilities:
Demand deposits	$30,744	53	0.69%	$30,813	62	0.80%
Savings and club accounts	40,808	41	0.40%	40,989	41	0.40%
Certificates of deposit	104,964	428	1.63%	99,119	403	1.63%
Borrowed money(4)	35,884	429	4.78%	36,004	430	4.78%

Total interest-bearing liabilities	212,400	951	1.79%	206,925	936	1.81%

Non interest-bearing deposits	19,822			15,576
Other liabilities	1,316			1,559

Total liabilities	233,538			224,060
Total stockholders’ equity	21,944			21,570

Total liabilities and stockholders’ equity	$255,482			$245,630

Interest rate spread		$1,949	2.87%		$1,910	2.95%

Net interest-earning assets/net interest margin	$36,592		3.13%	$32,306		3.19%

Ratio of interest-earning assets to interest-bearing liabilities		1.17x			1.16x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $2.9 million for the three months ended December 31, 2011, was $54,000 higher than interest income for the three months ended December 31, 2010. The increase in interest income was primarily due to an increase of $84,000 in interest from loans, net of a $30,000 decrease in interest from investments and other interest-earning assets.

Interest income from loans increased by $84,000 in the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The increase was due to a $3.6 million, or 2.1%, increase in the average balance of loans to $179.4 million in the three months ended December 31, 2011 from $175.8 million in the three months ended December 31, 2010, as well as an eight basis point increase in the average yield to 5.86% from 5.78%. The increase in average loan balances includes loans in the non-residential real estate loan categories, net of normal amortization and prepayments of one-to-four-family mortgages. The increase in the average yield resulted principally from fees received on the early repayment of loans and the write off of deferred loan fees in the quarter ended December 31, 2011 compared to the write off of deferred loan costs in the quarter ended December 31, 2010. The Company defers loan origination fees and direct loan origination costs and accretes net amounts as an adjustment of yield over the contractual lives of the related loans. Unamortized net fees and costs are written off if the loan is repaid before its stated maturity. The Company continues to sell the majority of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. The volume of loans sold was lower in the three months ended December 31, 2011 compared to 2010 as a result of market conditions. Higher loan volume increased interest income by $50,000 while the effective higher interest rates increased interest income by $34,000.

Interest income from securities declined $16,000 in the three months ended December 31, 2011 compared to the three months ended December 31, 2010. Interest income from securities declined by $1,000 as a result of lower average balances in the three months ended December 31, 2011 compared to the three months ended December 31, 2010, and declined by $15,000 as a result of lower yields on the securities portfolio. Other interest-earning assets consist of cash equivalents, FHLB-NY stock and loans originated for resale. Interest on these assets declined by $14,000 in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 due to lower FHLB-NY dividends and lower volume of loans originated for resale, partially offset by the temporary investment of demand deposits in relatively low yielding cash equivalents.

Overall declines in market interest rates reduced the average interest rate on interest-earning assets from 4.76% in the quarter ended December 31, 2010 to 4.66% in the comparable 2011 period. Of the $54,000 increase in interest income in the three months ended December 31, 2011 compared to the three months ended December 31, 2010, higher average balances of interest-earning assets caused an increase of $75,000 in interest income, while lower interest rates caused a decrease in interest income of $21,000.

Interest Expense. Interest expense increased by $15,000, or 1.6%, to $951,000 in the three months ended December 31, 2011 compared to $936,000 in the comparable 2010 period. Interest expense on demand deposits decreased by $9,000 in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 principally due to lower interest rates paid on those deposits. Interest on savings and club accounts was unchanged in the three months ended December 31, 2011 compared to the comparable 2010 period.

Interest expense on certificates of deposit increased by $25,000 in the three months ended December 31, 2011 compared to the three months ended December 31, 2010 as a result of the impact of higher average balances in the 2011 period. The average balance of certificates of deposit increased by $5.8 million to $105.0 million in the three months ended December 31, 2011 compared to $99.1 million for the three months ended December 31, 2010. The increase in average balances in the 2011 period was the result of promotional certificate programs, net of lower CDARS deposits in the three months ended December 31, 2011. The interest rate on certificates of deposit was unchanged in the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.81% in the quarter ended December 31, 2010 to 1.79% in the comparable 2011 period. Of the $15,000 increase in interest expense in the three months ended December 31, 2011 compared to the three months ended December 31, 2010, declines in interest rates reduced interest expense by $9,000, while increases in volume of interest-bearing liabilities caused an increase in interest expense of $24,000.

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

	Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010
		(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$50	$34	$84
Securities	(1)	(15)	(16)
Other interest-earning assets	26	(40)	(14)

Total interest-earning assets	75	(21)	54

Interest-bearing liabilities:
Demand deposits	—	(9)	(9)
Savings and club accounts	—	—	—
Certificates of deposit	25	—	25
Borrowed money	(1)	—	(1)

Total interest-bearing liabilities	24	(9)	15

Net interest income	$51	$(12)	$39

Net Interest Income. Net interest income increased $39,000, or 2.0%, to $1.95 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, and increases in interest-bearing liabilities, net of lower interest rates on those liabilities.

Provision for Loan Losses. The allowance for loan losses was $1.6 million, or 0.85% of gross loans outstanding, at December 31, 2011 compared to $1.2 million or 0.67% of gross loans outstanding at September 30, 2011. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of December 31, 2011 and September 30, 2011, the Bank had $5.2 million and $4.3 million of non-performing loans, respectively, substantially all of which have been placed on non-accrual status. At December 31, 2011 and September 30, 2011, the Bank had $9.6 million and $7.6 million, respectively, in impaired loans. The increase in impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. As a result of the continued weak economy, continued high unemployment, declines in real estate values in the Bank’s primary market area, and the increase in the impaired loans and non-performing loans, $365,000 and $25,000 was provided for loan losses in the three months ended December 31, 2011 and 2010, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $100,000 in the three months ended December 31, 2011 was lower than the $189,000 in the comparable 2010 period primarily as a result of lower gains on loans originated for sale resulting from lower loan sales volume.

Non-interest Expenses. Non-interest expenses increased by $44,000, or 2.2% for the three months ended December 31, 2011, compared to the prior year period. The three month period ended December 31, 2011 included higher salary and benefit costs which increased by $44,000, or 4.2% in the three months ended December 31, 2011 compared to the three months ended December 31, 2010, resulting from additions to the lending and underwriting staff in the loan department. The other components of non-interest expenses were comparable in the three months ended December 31, 2011 and 2010.

Income Tax (Benefit). The income tax benefit was $137,000 in the three months ended December 31, 2011 compared to a benefit of $20,000 in the comparable 2010 period. The income tax benefit in the three months ended December 31, 2011 resulted from the pre-tax loss in that period. The income tax benefit in the three months ended December 31, 2010 includes a reduction in previously recorded tax expense of $55,000 resulting from the change in the Company’s tax year from December 31 to September 30. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended December 31, 2011 and 2010 was different than the statutory rate as a result of certain non-deductible expenses.

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

The primary goals of the Company’s interest rate management strategy are to determine the appropriate level of risk given the business strategy and then manage that risk so as to reduce the exposure of the Company’s net interest income to fluctuations in interest rates. Historically, the Company’s lending activities have been dominated by one-to-four family real estate mortgage loans, and in more recent periods, such activities have included increases in non-residential real estate mortgage loans, multi-family and secured commercial loans. The primary source of funds has been deposits, FHLB-NY borrowings, CDARS transactions and brokered certificates of deposit, which have substantially shorter terms to maturity than the loan portfolio. As a result, the Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to limiting terms of fixed rate one-to-four-family mortgage loan originations which are retained in the Company’s portfolio, selling substantially all of the one-to-four family mortgage originations in the secondary market and focusing on investments with short and intermediate term maturities and borrowing term funds from the FHLB-NY.

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

The table below sets forth the latest available estimated changes in net interest income, as of September 30, 2011, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
		(Dollars in thousands)
300	$7,831	$(227)	-2.8%
200	7,908	(150)	-1.9%
100	7,993	(65)	-0.8%
0	8,058	—	—
-100	7,873	(185)	-2.3%

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

The Company’s primary sources of funds are retail deposits, the CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB-NY advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds, available-for-sale securities or cash equivalents and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and draw upon existing borrowing agreements with the FHLB-NY and the Federal Reserve which provide an additional source of funds. At December 31, 2011 and September 30, 2011, the Company had $34.4 million of advances from the FHLB-NY, respectively and CDARS deposits of $4.0 million and $8.0 million, respectively at December 31, 2011 and September 30, 2011. At December 31, 2011 and September 30, 2011, the Company also had $5.0 million and $4.7 million, respectively of brokered certificates of deposit which mature in June 2026.

In the three months ended December 31, 2011, net cash provided by operating activities was $2.0 million compared to net cash used by operating activities of $1,000 in the same period in 2010. In the three months ended December 31, 2011 and 2010, net income (loss) included non-cash expenses (consisting of depreciation, amortization, provision for loan losses, deferred taxes and stock-based compensation) of $413,000 and $233,000, respectively. Net activity from loans originated for sale provided $2.1 million and used $455,000 of cash in the three months ended December 31, 2011 and 2010, respectively.

In the three months ended December 31, 2011, investing activities used $3.8 million of cash, compared to providing $5.2 million of cash in the same period in 2010. In the three months ended December 31, 2011 and 2010, calls and repayments of securities, net of purchases of investments provided $990,000 and $4.6 million of cash, respectively. Net changes in loans used $4.7 million of cash in the three months ended December 31, 2011 and provided $557,000 of cash in the three months ended December 31, 2010.

Net cash provided by financing activities was $6.6 million in the three months ended December 31, 2011 compared to net cash used of $1.7 million in the three months ended December 31, 2010. In the three months ended December 31, 2011 and 2010, changes in deposit balances accounted for the majority of the activity in this category.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of December 31, 2011, the Company had cash and cash equivalents of $9.1 million and available for sale securities of $58.8 million. At December 31, 2011, the Company had outstanding commitments to originate loans of $2.4 million and $13.3 million of undisbursed funds from approved lines of credit, homeowners’ equity lines of credit, and secured commercial lines of credit. Retail certificates of deposit scheduled to mature in one year or less at December 31, 2011, totaled $65.3 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

The Company has an Overnight Advance line of credit with the FHLB-NY, which was not in use at December 31, 2011 nor at September 30, 2011. The Company’s overall credit exposure at the FHLB-NY, including borrowings under the Overnight Advance line of credit and other term borrowings cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loans and securities pledged as collateral

On February 1, 2012, the Company prepaid $20 million of FHLB-NY debt which was scheduled to mature in August 2012. In prepaying this debt, the Company paid a prepayment penalty of $481,000 and estimates that this repayment and refinancing will reduce interest expense for the remainder of the year ended September 30, 2012 by approximately $525,000. Subsequent to this refinancing, the Company sold $20.7 million of available-for-sale securities and realized a gain of $537,000. The proceeds of this sale will be reinvested in available-for-sale securities with similar yields.

The following table sets forth the Bank’s capital position at December 31, 2011, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
			(Dollars in Thousands)
Total capital (to risk-weighted assets)	$20,222	15.53%	≥	$10,415	≥	8.00%	≥	$13,018	≥	10.00%
Core (Tier 1) capital (to risk-weighted assets)	19,200	14.75		N/A		N/A	≥	7,811	≥	6.00
Core (Tier 1) capital (to total adjusted assets)	19,200	7.41	≥	10,365	≥	4.00	≥	12,957	≥	5.00
Tangible capital (to total adjusted assets)	19,200	7.41	≥	3,887	≥	1.50		N/A		N/A

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

Part II: Other Information

Item 6. Exhibits

Exhibit No.	Description

2.1	Amended and Restated Plan of Conversion and Stock Issuance of Community Mutual Savings Bank. (1)

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (2)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (3)

3.3	Bylaws of CMS Bancorp, Inc. (2)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (2)

4.2	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (4)

4.3	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101	Interactive data files: (i) Consolidated Statements of Financial Condition as of December 31, 2011 and September 30, 2011 (unaudited), (ii) Consolidated Statements of Operations for the Three Months Ended December 31, 2011 and 2010 (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) for the Three Months Ended December 31, 2011 and 2010 (unaudited), (iv) Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.**

*	Included herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on February 2, 2007, as amended.
(2)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMS Bancorp, Inc.

Date: February 14, 2012	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: February 14, 2012	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer