Form 10-Q
period 2012-03-31
CMS Bancorp, Inc.
filed 2012-05-15
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 14, 2012 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2012	September 30, 2011
	(Dollars in thousands, except share data)
ASSETS

Cash and amounts due from depository institutions	$745	$717
Interest-bearing deposits	4,109	3,587

Total cash and cash equivalents	4,854	4,304
Securities available for sale	49,494	59,762
Loans held for sale	362	2,200
Loans receivable, net of allowance for loan losses of $1,545 and $1,200, respectively	183,874	178,796
Premises and equipment	3,061	2,748
Federal Home Loan Bank of New York stock	999	1,904
Interest receivable	1,003	1,064
Other assets	3,511	2,998

Total assets	$247,158	$253,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$19,676	$17,183
Interest-bearing	188,521	177,559

Total deposits	208,197	194,742
Advances from Federal Home Loan Bank of New York	14,339	34,421
Advance payments by borrowers for taxes and insurance	1,548	774
Other liabilities	1,177	1,624

Total liabilities	225,261	231,561

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, authorized shares:
7,000,000; shares issued: 2,055,165; shares outstanding:
1,862,803	21	21
Additional paid-in capital	18,611	18,494
Retained earnings	6,500	6,740
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,370)	(1,398)
Accumulated other comprehensive income (loss)	(205)	18

Total stockholders’ equity	21,897	22,215

Total liabilities and stockholders’ equity	$247,158	$253,776

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,469	$2,558	$5,095	$5,100
Securities	240	236	480	492
Other interest-earning assets	28	36	62	84

Total interest income	2,737	2,830	5,637	5,676

Interest expense:
Deposits	502	469	1,024	975
Mortgage escrow funds	6	5	16	14
Borrowings, short term	5	—	5	—
Borrowings, long term	260	424	679	845

Total interest expense	773	898	1,724	1,834

Net interest income	1,964	1,932	3,913	3,842
Provision for loan losses	—	30	365	55

Net interest income after provision for loan losses	1,964	1,902	3,548	3,787

Non-interest income:
Fees and service charges	43	37	86	84
Net gain on sale of loans	26	37	78	178
Net gain on sale of securities	539	—	539	—
Other	13	3	18	4

Total non-interest income	621	77	721	266

Non-interest expense:
Salaries and employee benefits	1,077	1,058	2,166	2,103
Net occupancy	311	310	597	601
Equipment	193	180	381	362
Professional fees	117	104	295	273
Advertising	16	18	45	32
Federal insurance premiums	55	70	101	138
Directors’ fees	74	59	125	105
Other insurance	22	21	43	42
Bank charges	7	15	23	28
Penalty assessed on early repayment of borrowings	481	—	481	—
Charter conversion	69	—	92	—
Other	173	157	294	312

Total non-interest expense	2,595	1,992	4,643	3,996

Income (loss) before income taxes	(10)	(13)	(374)	57
Income tax expense (benefit)	3	(53)	(134)	(73)

Net income (loss)	$(13)	$40	$(240)	$130

Net income (loss) per common share:
Basic and diluted	$(0.01)	$0.02	$(0.14)	$0.08

Weighted average number of common shares outstanding:
Basic and diluted	1,709,437	1,703,956	1,708,748	1,703,495

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$(13)	$40	$(240)	$130

Other comprehensive income (loss):
Gross unrealized holding gains (losses) on securities available for sale, net of deferred income (tax) benefit of $(4), $32, $(73) and $266	7	(49)	110	(402)
Gross unrealized holding gains on available for sale securities transferred to income on sale of securities, net of deferred income tax of $216, $0, $216, and $0	(323)	—	(323)	—
Retirement plan, net of deferred income tax of $3, $1, $6, and $2	(5)	(2)	(10)	(3)

Other comprehensive (loss)	(321)	(51)	(223)	(405)

Comprehensive (loss)	$(334)	$(11)	$(463)	$(275)

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(240)	$130
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	165	185
Amortization and accretion, net	295	147
Provision for loan losses	365	55
Deferred income taxes	(250)	(112)
ESOP expense	22	25
Stock option expense	50	44
Restricted stock award expense	73	66
Net gain on sale of securities	(539)	—
Net gain on sale of loans	(78)	(178)
Loans originated for sale	(2,636)	(9,398)
Proceeds from sale of loans originated for sale	4,552	9,740
Decrease in interest receivable	61	42
(Increase) decrease in other assets	(116)	14
(Decrease) in accrued interest payable	(132)	(58)
(Decrease) in other liabilities	(331)	(447)

Net cash provided by operating activities	1,261	255

Cash flows from investing activities:
Proceeds from sale of securities available for sale	21,177	—
Purchases of securities available for sale	(22,393)	(4,000)
Principal repayments and calls on securities available for sale	11,425	5,125
Net (increase) decrease in loans receivable	(5,494)	839
Additions to premises and equipment	(478)	(43)
Redemption of Federal Home Loan Bank of N.Y. stock	905	4

Net cash provided by investing activities	5,142	1,925

Cash flows from financing activities:
Net increase (decrease) in deposits	13,455	(1,140)
Repayment of advances from Federal Home Loan Bank of N.Y.	(20,082)	(78)
Net increase in payments by borrowers for taxes and insurance	774	821

Net cash (used by) financing activities	(5,853)	(397)

Net increase in cash and cash equivalents	550	1,783
Cash and cash equivalents-beginning	4,304	3,434

Cash and cash equivalents-ending	$4,854	$5,217

Supplemental information:
Cash paid during the period for:
Interest	$1,856	$1,892

Income taxes	$10	$60

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

2. Description of Operations

The Bank was originally chartered in 1887 as Community Savings and Loan, a New York State-chartered savings and loan association. In 1980, it converted to a New York State-chartered savings bank and changed its name to Community Mutual Savings Bank of Southern New York. In 1983, Community Mutual Savings Bank of Southern New York changed its name to Community Mutual Savings Bank. In 2007, the Bank reorganized to a federally-chartered mutual savings bank and simultaneously converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, with the concurrent formation of the Company. The Company, a stock holding company for the Bank, conducted a public offering of its common stock in connection with the conversion. After the 2007 conversion and offering, all of the Bank’s stock became owned by the Company. The Bank has filed an application with the New York State Department of Financial Services (“NYSDFS”) to convert from a federal savings bank to a New York State-chartered savings bank. See Note 14 below, titled “Subsequent Events”.

The Bank is a community and customer-oriented retail savings bank offering residential mortgage loans and traditional deposit products and commercial real estate, small business and consumer loans in Westchester County, New York, and the surrounding areas. The Bank also invests in various types of assets, including securities of various government-sponsored enterprises, corporations, municipalities and mortgage-backed securities. The Bank’s revenues are derived principally from interest on loans, interest and dividends received from its investment securities and fees for bank services. The Bank’s primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, funds provided by operations and borrowings from the Federal Home Loan Bank of New York (“FHLB-NY”).

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months and six months ended March 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2011, which are in the Company’s Annual Report for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission on December 22, 2011.

The Company follows Financial Accounting Standards Board (“FASB”) guidance on subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the statement of financial condition date but before the financial statements are issued. This guidance sets forth the period after the statement of financial condition date during which management of the reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the statement of financial condition date in its financial statements, and the disclosure that should be made about events or transactions that occur after the statement of financial condition date. In preparing these consolidated financial statements, the Company evaluated the events that occurred after March 31, 2012 and through the date these consolidated financial statements were issued.

4. Critical Accounting Policies

The consolidated financial statements included in this report have been prepared in conformity with U.S. GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

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

5. Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s employee stock ownership plan, or “ESOP”. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. All outstanding stock options were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share for the three month and six month periods ended March 31, 2012 and 2011.

6. Retirement Plan - Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	63	57	126	133
Expected return on plan assets	(55)	(53)	(109)	(98)
Amortization of unrecognized loss	8	3	15	5

Total	$16	$7	$32	$40

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

The Company recorded compensation expense with respect to stock options of $25,000 and $22,000 during the three month periods ended March 31, 2012 and 2011, respectively, and $50,000 and $44,000 during the six month periods ended March 31, 2012 and 2011, respectively. Unrecognized compensation expense associated with stock option grants as of March 31, 2012 was $121,000.

The Company recorded compensation expense with respect to restricted stock of $37,000 and $33,000 during the three month periods ended March 31, 2012 and 2011, respectively, and $73,000 and $66,000 during the six month periods ended March 31, 2012 and 2011, respectively. Unrecognized compensation expense associated with grants of restricted stock as of March 31, 2012 was $177,000.

8. Securities

Securities available for sale as of March 31, 2012 and September 30, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012
U.S. Government Agencies:
Due after one but within five years	$1,000	$—	$—	$1,000
Due after five years but within ten years	20,088	—	40	20,048
Due after ten years but within fifteen years	10,000	8	99	9,909
Corporate bonds due after five years but within ten years	4,126	190	29	4,287

Municipal bonds:
Due after five years but within ten years	2,466	68	30	2,504
Mortgage-backed securities	11,437	309	—	11,746

	$49,117	$575	$198	$49,494

September 30, 2011
U.S. Government Agencies:
Due after one but within five years	$15,231	$192	$4	$15,419
Due after five years but within ten years	16,307	6	60	16,253
Due after ten years but within fifteen years	4,002	—	—	4,002
Corporate bonds due after five years but within ten years	3,664	141	—	3,805

Municipal bonds:
Due after five years but within ten years	246	—	—	246
Due after ten years but within fifteen years	884	33	—	917
Mortgage-backed securities	18,697	423	—	19,120

	$59,031	$795	$64	$59,762

The age of unrealized losses and fair value of related securities available for sale at March 31, 2012 and September 30, 2011 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2012
U.S. Government Agencies	$24,948	$139	$—	$—	$24,948	$139
Corporate bonds	2,032	29	—	—	2,032	29
Municipal bonds	1,308	30	—	—	1,308	30

	$28,288	$198	$—	$—	$28,288	$198

September 30, 2011
U.S. Government Agencies	$12,675	$64	$—	$—	$12,675	$64

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

The unrealized losses reported on securities at March 31, 2012 relate to five securities issued by U.S. Government Agencies, one corporate security and one municipal security. The unrealized losses reported on securities at September 30, 2011 relate to three securities issued by U.S. Government Agencies. These unrealized losses were due to changes in market interest rates.

All mortgage-backed securities are U.S. Government Agencies backed and collateralized by residential mortgages. There were no sales of available for sale securities during the six months ended March 31, 2011, or during the three months ended December 31, 2011. During the three months ended March 31, 2012, the Company sold available for sale securities with a carrying value of $20.6 million, and recognized a gain of $539,000 on such sales.

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

Loan balances as of March 31, 2012 and September 30, 2011 consist of the following:

	March 31, 2012	September 30, 2011
	(In thousands)
Real estate:
One-to-four-family	$94,983	$101,064
Multi-family	15,094	14,283
Non-residential	39,734	30,674
Construction	310	309
Equity and second mortgages	11,178	10,905

	161,299	157,235
Commercial	23,700	22,207
Consumer	105	90

Total Loans	185,104	179,532
Allowance for loan losses	(1,545)	(1,200)
Net deferred loan origination fees and costs	315	464

	$183,874	$178,796

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

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends and Federal Deposit Insurance Corporation Uniform Bank Performance Report (“UBPR”) loss experience for the Bank’s Peer Group are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualitative factors.

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

The following table summarizes the primary segments of the loan portfolio as of March 31, 2012 and September 30, 2011:

March 31, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)

Real estate:
One-to-four-family	$10,243	$84,901	$95,144
Multi-family	—	15,120	15,120
Non-residential	—	39,801	39,801
Construction	—	310	310
Home equity and second mortgages	791	10,407	11,198

	11,034	150,539	161,573

Commercial	68	23,673	23,741
Consumer	18	87	105

Total	$11,120	$174,299	$185,419

September 30, 2011	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)

Real estate:
One-to-four-family	$6,881	$94,446	$101,327
Multi-family	—	14,319	14,319
Non-residential	—	30,753	30,753
Construction	—	310	310
Home equity and second mortgages	660	10,273	10,933

	7,541	150,101	157,642

Commercial	73	22,191	22,264
Consumer	5	85	90

Total	$7,619	$172,377	$179,996

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2012 and September 30, 2011:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
March 31, 2012	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)

Real estate:
One-to-four-family	$2,489	$417	$7,754	$10,243	$10,183
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	—	—	791	791	777

	2,489	417	8,545	11,034	10,960

Commercial	68	49	—	68	68
Consumer	14	3	4	18	18

Total	$2,571	$469	$8,549	$11,120	$11,046

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
September 30, 2011	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)

Real estate:
One-to-four-family	$925	$330	$5,956	$6,881	$6,841
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	—	—	660	660	672

	925	330	6,616	7,541	7,513

Commercial	73	49	—	73	73
Consumer	—	—	5	5	5

Total	$998	$379	$6,621	$7,619	$7,591

At March 31, 2012 and September 30, 2011, the Company had loans in the amount of $11.1 million and $7.6 million, respectively, which were considered to be impaired, of which $2.6 million and $1.0 million, respectively, were subject to specific loss reserves of $469,000 and $379,000 at March 31, 2012 and September 30, 2011, respectively. The average balances of impaired loans outstanding during the three month periods ended March 31, 2012 and 2011 were $10.3 million and $6.3 million, respectively. The average balances of impaired loans outstanding during the six month periods ended March 31, 2012 and 2011 were $9.5 million and $5.3 million, respectively. During the three months ended March 31, 2012 and 2011, $38,000 and $51,000, respectively, of interest was collected and recognized on these loans and had all such loans been performing in accordance with their original terms, additional interest income of $131,000 and $51,000, respectively, would have been recognized. During the six months ended March 31, 2012 and 2011, $91,000 and $122,000, respectively, of interest was collected and recognized on these loans and had all such loans been performing in accordance with their original terms, additional interest income of $237,000 and $85,000, respectively, would have been recognized. The Company is not committed to lend additional funds on these loans.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2012 and 2011:

March 31, 2012	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$9,535	$731	$71	$12	$10,349
Interest income recognized on an accrual basis on impaired loans	$31	$3	$—	$—	$34
Interest income recognized on a cash basis on impaired loans	$4	$—	$—	$—	$4

March 31, 2011	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$5,647	$595	$73	$1	$6,316
Interest income recognized on an accrual basis on impaired loans	$41	$4	$—	$—	$45
Interest income recognized on a cash basis on impaired loans	$6	$—	$—	$—	$6

The following table presents the average recorded investment in impaired loans and related interest income recognized for the six months ended March 31, 2012 and 2011:

March 31, 2012	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$8,685	$701	$72	$9	$9,467
Interest income recognized on an accrual basis on impaired loans	$62	$7	$—	$—	$69
Interest income recognized on a cash basis on impaired loans	$22	$—	$—	$—	$22

March 31, 2011	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$4,737	$518	$55	$1	$5,311
Interest income recognized on an accrual basis on impaired loans	$106	$8	$—	$—	$114
Interest income recognized on a cash basis on impaired loans	$8	$—	$—	$—	$8

The following table presents the classes of the loan portfolio summarized by the aggregate Pass (including loans graded Watch) and the classified ratings of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2012 and September 30, 2011:

March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

Real estate:
One-to-four-family	$87,079	$607	$7,458	$—	$95,144
Multi-family	15,120	—	—	—	15,120
Non-residential	39,801	—	—	—	39,801
Construction	310	—	—	—	310
Home equity and second mortgages	10,521	247	430	—	11,198

	152,831	854	7,888	—	161,573

Commercial	22,384	1,289	68	—	23,741
Consumer	87	—	18	—	105

Total	$175,302	$2,143	$7,974	$—	$185,419

September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

Real estate:
One-to-four-family	$96,294	$454	$4,579	$—	$101,327
Multi-family	14,319	—	—	—	14,319
Non-residential	30,753	—	—	—	30,753
Construction	310	—	—	—	310
Home equity and second mortgages	10,323	212	398	—	10,933

	151,999	666	4,977	—	157,642

Commercial	22,190	—	74	—	22,264
Consumer	85	—	5	—	90

Total	$174,274	$666	$5,056	$—	$179,996

Management further monitors the performance and credit quality of the loan portfolio by analyzing the delinquency aging of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2012 and September 30, 2011:

March 31, 2012	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)

Real estate:
One-to-four-family	$88,946	$—	$149	$—	$6,049	$6,198	$95,144
Multi-family	15,120	—	—	—	—	—	15,120
Non-residential	39,801	—	—	—	—	—	39,801
Construction	310	—	—	—	—	—	310
Home equity and second mortgages	10,718	74	—	—	406	480	11,198

	154,895	74	149	—	6,455	6,678	161,573

Commercial	23,741	—	—	—	—	—	23,741
Consumer	87	—	—	—	18	18	105

Total	$178,723	$74	$149	$—	$6,473	$6,696	$185,419

September 30, 2011	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)

Real estate:
One-to-four-family	$96,984	$—	$534	$—	$3,809	$4,343	$101,327
Multi-family	14,319	—	—	—	—	—	14,319
Non-residential	30,753	—	—	—	—	—	30,753
Construction	310	—	—	—	—	—	310
Home equity and second mortgages	10,403	—	124	—	406	530	10,933

	152,769	—	658	—	4,215	4,873	157,642

Commercial	22,192	—	—	—	72	72	22,264
Consumer	60	—	5	6	19	30	90

Total	$175,021	$—	$663	$6	$4,306	$4,975	$179,996

At March 31, 2012 and September 30, 2011, nonaccrual loans totaled $6.5 and $4.3 million, respectively and loans delinquent ninety days or more and accruing interest, consisting solely of student loans, totaled none and $6,000, respectively. The Company was not committed to lend additional funds on nonaccrual loans at March 31, 2012.

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

March 31, 2012	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)

Real estate:
One-to-four-family	$732	$315	$417
Multi-family	30	30	—
Non-residential	119	119	—
Construction	4	4	—
Home equity and second mortgages	43	43	—

	928	511	417

Commercial	612	563	49
Consumer	5	2	3

Total	$1,545	$1,076	$469

September 30, 2011	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)

Real estate:
One-to-four-family	$583	$253	$330
Multi-family	29	29	—
Non-residential	92	92	—
Construction	3	3	—
Home equity and second mortgages	31	31	—

	738	408	330

Commercial	459	410	49
Consumer	3	3	—

Total	$1,200	$821	$379

The following table summarizes activity in the primary segments of the ALLL for the three months ended March 31, 2012 and 2011:

March 31, 2012	Balance December 31, 2011	Charge- offs	Recoveries	Provision	Balance March 31, 2012
	(In thousands)

Real estate:
One-to-four-family	$811	$20	$—	$(59)	$732
Multi-family	28	—	—	2	30
Non-residential	115	—	—	4	119
Construction	4	—	—	—	4
Home equity and second mortgages	44	—	—	(1)	43

	1,002	20	—	(54)	928

Commercial	558	—	—	54	612
Consumer	5	—	—	—	5

Total	$1,565	$20	$—	$—	$1,545

March 31, 2011	Balance December 31, 2010	Charge- offs	Recoveries	Provision	Balance March 31, 2011
	(In thousands)

Real estate:
One-to-four-family	$564	$—	$—	$2	$566
Multi-family	—	—	—	—	—
Non-residential	16	—	—	3	19
Construction	33	—	—	5	38
Home equity and second mortgages	96	—	—	6	102

	709	—	—	16	725

Commercial	368	—	—	61	429
Consumer	62	—	—	(47)	15

Total	$1,139	$—	$—	$30	$1,169

The following table summarizes activity in the primary segments of the ALLL for the six months ended March 31, 2012 and 2011:

March 31, 2012	Balance September 30, 2011	Charge- offs	Recoveries	Provision	Balance March 31, 2012
	(In thousands)

Real estate:
One-to-four-family	$583	$20	$—	$169	$732
Multi-family	29	—	—	1	30
Non-residential	92	—	—	27	119
Construction	3	—	—	1	4
Home equity and second mortgages	31	—	—	12	43

	738	20	—	210	928

Commercial	459	—	—	153	612
Consumer	3	—	—	2	5

Total	$1,200	$20	$—	$365	$1,545

March 31, 2011	Balance September 30, 2010	Charge- offs	Recoveries	Provision	Balance March 31, 2011
	(In thousands)

Real estate:
One-to-four-family	$610	$—	$—	$(44)	$566
Multi-family	9	—	—	(9)	—
Non-residential	—	—	—	19	19
Construction	22	—	—	16	38
Home equity and second mortgages	48	—	—	54	102

	689	—	—	36	725

Commercial	410	—	—	19	429
Consumer	15	—	—	—	15

Total	$1,114	$—	$—	$55	$1,169

Effective October 1, 2011, the Company adopted ASU No. 2011-02, which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions that would otherwise not be granted to a borrower experiencing or expected to experience financial difficulties in order to maximize the ultimate recovery of a loan. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. In evaluating whether a restructuring constitutes a TDR, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. In conjunction with the Bank’s adoption of ASU No. 2011-02, it determined that no loans were TDRs other than those previously considered as such.

There were one and two TDRs during the three month and six month periods ended March 31, 2012, respectively. The concessions granted on these loans consisted of interest rate reductions. The following table summarizes the TDR during the three month and six month periods ended March 31, 2012:

Three month period ended March 31, 2012	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
	(Dollars in thousands)
One-to-four-family	1	$963	$978

Six month period ended March 31, 2012	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
	(Dollars in thousands)
One-to-four-family	2	$1,373	$1,409

A default on a troubled debt restructured loan for purposes of disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three month and six month periods ended March 31, 2012, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at March 31, 2012 and September 30, 2011 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
March 31, 2012
Securities available for sale:
U.S. Government Agencies	$30,957	$—	$30,957	$—
Corporate bonds	4,287	—	4,287	—
Municipal bonds	2,504	—	2,504	—
Mortgage-backed securities	11,746	—	11,746	—

September 30, 2011
Securities available for sale:
U.S. Government Agencies	$35,674	$—	$35,674	$—
Corporate bonds	3,805	—	3,805	—
Municipal bonds	1,163	—	1,163	—
Mortgage-backed securities	19,120	—	19,120	—

For financial assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy at March 31, 2012 and September 30, 2011 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
March 31, 2012
Impaired loans subject to specific valuation allowances	$2,102	$—	$—	$2,102

September 30, 2011
Impaired loans subject to specific valuation allowances	$619	$—	$—	$619

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

(Dollars in thousands)
March 31, 2012	Fair value estimate	Valuation techniques	Unobservable input	Range	Weighted average

Impaired loans	$2,102	Appraisal of collateral (1)	Liquidation expenses (2)	0.0% to -14.3%	-7.6%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Includes estimated liquidation expenses.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at March 31, 2012 and September 30, 2011:

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

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at March 31, 2012 or September 30, 2011.

The carrying amounts and estimated fair values of financial instruments at March 31, 2012 are summarized as follows:

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Financial assets:
Cash and due from banks	$4,854	$4,854	$4,854	$—	$—
Securities available-for-sale	49,494	49,494	—	49,494	—
Loans held for sale	362	362	—	362	—
Net loans	183,874	204,916	—	—	204,916
Accrued interest receivable	1,003	1,003	1,003	—	—
Financial liabilities:
Deposits	208,197	209,999	94,225	115,774	—
FHLB_NY advances	14,339	16,196	—	16,196	—
Accrued interest payable	135	135	135	—	—

The carrying amounts and estimated fair values of financial instruments as of September 30, 2011 are as follows:

	September 30, 2011
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$4,304	$4,304
Securities available for sale	59,762	59,762
Loans held for sale	2,200	2,200
Loans receivable	178,796	201,770
Accrued interest receivable	1,064	1,064
Financial liabilities:
Deposits	194,742	196,191
FHLB-NY Advances	34,421	36,980
Accrued interest payable	267	267

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

11. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB-NY is carried at cost as of March 31, 2012 and September 30, 2011. Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB-NY as compared to the capital stock amount for the FHLB-NY and the length of time this situation has persisted, (2) commitments by the FHLB-NY to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB-NY, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB-NY, and (4) the liquidity position of the FHLB-NY. Management believes no impairment charge related to the FHLB-NY stock was necessary as of March 31, 2012 or September 30, 2011.

12. Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to indefinitely defer the effective date pertaining to the presentation of reclassification adjustments out of accumulated other comprehensive income provided for in ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance is not expected to have a material effect on the Company’s consolidated financial statements.

13. Contingencies

The Company, in the ordinary course of business, becomes a party to litigation from time to time. In the opinion of management, the ultimate disposition of such litigation is not expected to have a material adverse effect on the financial position or results of operations of the Company.

14. Subsequent Events

The Bank has filed an application with the NYSDFS to convert from a federal savings bank to a New York State-chartered savings bank to be known as CMS Bank. Consummation of the Bank’s conversion to a state savings bank is contingent upon the Bank’s receipt of regulatory approval from the NYSDFS and non-objection from the Office of the Comptroller of the Currency (“OCC”), the Bank’s current regulator. In connection with the conversion, the Bank also filed a “10(l) election” application letter with the FDIC advising the FDIC of the Bank’s election to be treated as a savings association for purposes of the continuing regulation of the Company as a savings and loan holding company by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under Section 10(l) of the Home Owners’ Loan Act. To qualify to make the 10(l) election, the Bank must be and remain a “qualified thrift lender”. The Bank has submitted to the FDIC financial data supporting such qualification. As of May 14, 2012, the Bank has received the non-objection of the OCC and is waiting for the approvals from the NYSDFS and FDIC, which are expected in the third quarter of the Bank’s fiscal year, although such timing cannot be guaranteed.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors including those set forth in Part 1, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2011 which was filed with the Securities and Exchange Commission on December 22, 2011, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

•

operational challenges or increased compliance costs we may experience in the course of complying with new laws and regulations enacted or promulgated as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

•	our ability to retain our executive officers and other key personnel;

•

potential disruptions with respect to our electronic business operations relating to the risk that cyber-related actions taken by third parties may affect our security controls over sensitive financial information;

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

As a result of these ongoing efforts, we were able to increase our net interest income by maximizing the yield on interest-earning assets while minimizing the cost of our interest-bearing liabilities through our consistent in-depth market analysis and constant oversight of our liquidity and cash flow position. The continued weak economy, continued high unemployment, and declines in real estate values in the Bank’s primary market area and other factors led to an increase in the impaired loans and non-performing loans in the three months and six months ended March 31, 2012.

To the extent the Company increases its investment in construction or development, consumer and commercial loans, which are considered greater risks than one-to-four-family residential loans, the Company’s provision for loan losses may increase to reflect this increased risk, which could cause a reduction in the Company’s income.

Business Strategy

The Company seeks to differentiate itself from its competition by providing superior, highly personalized and prompt service, local decision making and competitive fees and rates to its customers. The Bank is a community-oriented retail savings bank offering residential mortgage loans and traditional deposit products and, as well as commercial real estate, small business and consumer loans in Westchester County and the surrounding areas. The Company has adopted a strategic plan that focuses on growth in the loan portfolio into higher yield multi-family, non-residential, construction and commercial loan markets. The Company’s strategic plan also calls for increasing deposit relationships and broadening its product lines and services. The Company believes that this business strategy is best for its long-term success and viability, and complements its existing commitment to high quality customer service.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President on July 21, 2010. Among other things, the Dodd-Frank Act impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation requires new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. Many of the provisions of the Dodd-Frank Act affecting the Company and Bank have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act. Accordingly, as such laws and implementing regulations are developed and promulgated, the Company’s and Bank’s compliance costs have increased, and are likely to increase in the future. The Company and Bank are continuing to closely monitor and evaluate developments under the Dodd-Frank Act with respect to our business, financial condition, results of operations and prospects.

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

Comparison of Financial Condition at March 31, 2012 to September 30, 2011

Total assets decreased by $6.6 million, or 2.6%, to $247.2 million at March 31, 2012 from $253.8 million at September 30, 2011. Proceeds from calls and sales of available for sale securities and increases in deposit balances were used to fund loan growth and the early repayment of FHLB-NY borrowings.

Securities available for sale decreased from $59.8 million at September 30, 2011 to $49.5 million at March 31, 2012. Available for sale securities consist principally of notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies, and to a lesser extent, corporate and municipal bonds. In February 2012, the Company sold $20.6 million of available for sale securities and realized a gain of $539,000 on the sale.

Loans receivable were $183.9 million and $178.8 million at March 31, 2012 and September 30, 2011, respectively, representing an increase of $5.1 million, or 2.8%. The increase in loans resulted principally from increases in non-residential real estate and commercial loans, net of normal amortization and prepayments of one-to-four-family mortgages.

As of March 31, 2012 and September 30, 2011, the Bank had $6.5 million and $4.3 million of non-performing loans, respectively, of which, $5.3 million and $3.2 million, respectively, were in process of foreclosure, and have been placed on non-accrual status. Non-performing loans at March 31, 2012 and September 30, 2011 also included $1.2 million and $1.1 million, respectively, of non-accrual loans not yet in the foreclosure process. At March 31, 2012 and September 30, 2011, the Bank had $11.1 million and $7.6 million, respectively, of loans classified as impaired. At March 31, 2012, $2.6 million of these impaired loans required specific loss allowances totaling $469,000. The remaining $8.5 million of impaired loans did not require specific loss allowances. At September 30, 2011, $1.0 million of these impaired loans required specific loss allowances totaling $379,000. The remaining $6.6 million of impaired loans did not require specific loss allowances. The impaired loans were primarily the result of continued difficult general economic conditions, increased unemployment and continued declines in the local real estate market. As of March 31, 2012 and September 30, 2011, the allowance for loan losses was 0.83% and 0.67% of loans outstanding, respectively. As a result of the continued weak economy, continued high unemployment, declines in real estate values in the Bank’s primary market area, and the increase in the impaired loans and non-performing loans, $365,000 was provided for loan losses in the six months ended March 31, 2012.

Deposits increased by $13.5 million, or 6.9%, from $194.7 million as of September 30, 2011 to $208.2 million as of March 31, 2012. The Bank participates in the Certificate of Deposit Account Registry Service, or “CDARS” network. Increases in retail demand deposits and money market accounts of $2.5 million and $3.2 million respectively, and an increase in CDARS deposits of $8.0 million accounted for the majority of the change. Under the CDARS network, the Bank can transfer deposits into the network (a one way sell transaction), request that the network deposit funds at the Bank (a one way buy transaction), or deposit funds into the network and receive an equal amount of deposits from the network (a reciprocal transfer). The network provides the Bank with an investment vehicle in the case of a one way sell, a liquidity or funding source in the case of a one way buy and the ability to access additional FDIC insurance for customers in the case of a reciprocal transfer. The Bank had $16.0 million and $8.0 million, respectively, of CDARS deposits as of March 31, 2012 and September 30, 2011 and $4.7 million and $5.0 million, respectively, of brokered deposits as of March 31, 2012 and September 30, 2011.

In February 2012, the Company prepaid $20.0 million of FHLB-NY debt which was scheduled to mature in August 2012. In prepaying this debt, the Company paid a prepayment penalty of $481,000 and estimates that this prepayment and financing will be accretive to earnings for the fiscal year ending September 30, 2012 and thereafter.

Stockholders’ equity decreased by $318,000 from September 30, 2011 to March 31, 2012 as a result of the net loss of $240,000 and the other comprehensive loss of $223,000 offset by additions to equity resulting from accounting for stock-based compensation and the Company’s ESOP. The other comprehensive loss in the six months ended March 31, 2012 resulted primarily from the transfer of unrealized gains on available for sale securities to income as such securities were sold, and the gains were realized.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. The Company recorded a net loss of $13,000 for the three months ended March 31, 2012, compared to net income of $40,000 for the three months ended March 31, 2011. The change was primarily due to lower interest income ($2.7 million in the three months ended March 31, 2012 compared to $2.8 million in the three months ended March 31, 2011), the costs related to the New York State charter conversion application ($69,000 in the three months ended March 31, 2012) and the penalty assessed on the early repayment of borrowings ($481,000 in the three months ended March 31, 2012), offset in part by lower interest expense ($773,000 in the three months ended March 31, 2012 compared to $898,000 in the three months ended March 31, 2011) and the gain on sale of securities ($539,000 in the three months ended March 31, 2012).

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

	Three Months Ended March 31,
	2012			2011
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$183,677	$2,469	5.38%	$178,462	$2,558	5.73%
Securities(2)	55,363	240	1.73%	51,009	236	1.85%
Other interest-earning assets(3)	6,811	28	1.64%	7,161	36	2.01%

Total interest-earning assets	245,851	2,737	4.45%	236,632	2,830	4.78%

Non interest-earning assets	6,568			5,877

Total assets	$252,419			$242,509

Interest-bearing liabilities:
Demand deposits	$31,944	40	0.50%	$30,256	56	0.74%
Savings and club accounts	41,485	39	0.38%	40,842	41	0.40%
Certificates of deposit	107,956	423	1.57%	98,277	372	1.51%
Borrowed money(4)	27,561	271	3.93%	35,519	429	4.83%

Total interest-bearing liabilities	208,946	773	1.48%	204,894	898	1.75%

Non interest-bearing deposits	20,500			15,680
Other liabilities	1,033			587

Total liabilities	230,479			221,161
Total stockholders’ equity	21,940			21,348

Total liabilities and stockholders’ equity	$252,419			$242,509

Interest rate spread		$1,964	2.97%		$1,932	3.03%

Net interest-earning assets/net interest margin	$36,905		3.20%	$31,738		3.27%

Ratio of interest-earning assets to interest-bearing liabilities		1.18x			1.15x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $2.7 million for the three months ended March 31, 2012, was $93,000 lower than interest income for the three months ended March 31, 2011. The decrease in interest income was primarily due to a decrease of $89,000 in interest from loans and a $4,000 decrease in interest from investments and other interest-earning assets.

Interest income from loans decreased by $89,000 in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease was due to a 35 basis point decline in the average interest rate on loans, net of a $5.2 million, or 2.9%, increase in the average balance of loans to $183.7 million in the three months ended March 31, 2012 from $178.5 million in the three months ended

March 31, 2011. The increase in average loan balances includes loans in the non-residential real estate and commercial loan categories, net of normal amortization and prepayments of one-to-four-family mortgages. The decrease in the average yield resulted principally from the write off of previously accrued interest on loans which became non accrual during the quarter ended March 31, 2012 and the higher write offs of deferred loan costs in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. The Company defers loan origination fees and direct loan origination costs and accretes net amounts as an adjustment of yield over the contractual lives of the related loans. Unamortized net fees and costs are written off if the loan is repaid before its stated maturity. Lower market interest rates also contributed to the decrease in the average interest rate on loans in the quarter ended March 31, 2012. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. The volume of loans sold was lower in the three months ended March 31, 2012 compared to 2011 as a result of market conditions. Higher loan volume increased interest income by $72,000 while the effective lower interest rates decreased interest income by $161,000.

Interest income from securities increased by $4,000 in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Interest income from securities rose by $20,000 as a result of higher average balances in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, and declined by $16,000 as a result of lower yields on the securities portfolio. Other interest-earning assets consist of cash equivalents, FHLB-NY stock and loans originated for resale. Interest on these assets declined by $8,000 in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 principally due to lower FHLB-NY dividends.

Overall declines in interest rates reduced the average interest rate on interest-earning assets from 4.78% in the quarter ended March 31, 2011 to 4.45% in the comparable 2012 period. Of the $93,000 decrease in interest income in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, higher average balances of interest-earning assets caused an increase of $90,000 in interest income, while lower interest rates caused a decrease in interest income of $183,000.

Interest Expense. Interest expense decreased by $125,000, or 13.9%, to $773,000 in the three months ended March 31, 2012 compared to $898,000 in the comparable 2011 period. Interest expense on demand deposits decreased by $16,000 in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 principally due to lower interest rates paid on those deposits, offset in part by higher average balances. Interest on savings and club accounts was essentially unchanged in the three months ended March 31, 2012 compared to the comparable 2011 period.

Interest expense on certificates of deposit increased by $51,000 in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as a result of the impact of higher average balances and higher interest rates in the 2012 period. The average balance of certificates of deposit increased by $9.7 million to $108.0 million in the three months ended March 31, 2012 compared to $98.3 million for the three months ended March 31, 2011. The increase in average balances and rate in the 2012 period was the result of a $4.9 million, 15 year brokered certificate of deposit, with interest at 3.54% which was obtained to enable the Bank to offer longer term fixed rate loans to its commercial customers and reduce interest rate risk on those loans. CDARS deposits rose from $8.0 million as of December 31, 2011 to $16.0 million as of March 31, 2012 and were used to refinance the FHLB-NY borrowings as discussed below. The interest rate on certificates of deposit was 1.57% in the three months ended March 31, 2012 compared to 1.51% in the three months ended March 31, 2011 as a result of the brokered deposit, net of lower market interest rates on retail deposits.

In February 2012, the Company prepaid $20.0 million of FHLB-NY debt which was scheduled to mature in August 2012. In prepaying this debt, the Company paid a prepayment penalty of $481,000 and estimates that this prepayment and financing will be accretive to earnings for the fiscal year ending September 30, 2012 and thereafter. This prepayment reduced the average balance of borrowed money by $8.0 million and reduced the average interest rate from 4.86% to 3.93% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, reducing interest expense on borrowed money by $158,000.

This refinancing, and overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.75% in the quarter ended March 31, 2011 to 1.48% in the comparable 2012 period. Of the $125,000 decrease in interest expense in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, declines in interest rates reduced interest expense by $78,000, while changes in volume of interest-bearing liabilities caused a decrease in interest expense of $47,000.

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

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$72	$(161)	$(89)
Securities	20	(16)	4
Other interest-earning assets	(2)	(6)	(8)

Total interest-earning assets	90	(183)	(93)

Interest-bearing liabilities:
Demand deposits	3	(19)	(16)
Savings and club accounts	—	(2)	(2)
Certificates of deposit	36	15	51
Borrowed money	(86)	(72)	(158)

Total interest-bearing liabilities	(47)	(78)	(125)

Net interest income	$137	$(105)	$32

Net Interest Income. Net interest income increased $32,000, or 1.7%, to $1.96 million for the three months ended March 31, 2012 compared to $1.93 million in the three months ended March 31, 2011. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, and changes in the mix of interest-bearing liabilities, and lower interest rates on those liabilities.

Provision for Loan Losses. The allowance for loan losses was $1.5 million, or 0.83% of gross loans outstanding, at March 31, 2012 compared to $1.2 million or 0.67% of gross loans outstanding at September 30, 2011. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of March 31, 2012 and September 30, 2011, the Bank had $6.5 million and $4.3 million of non-performing loans, respectively, substantially all of which have been placed on non-accrual status. At March 31, 2012 and September 30, 2011, the Bank had $11.1 million and $7.6 million, respectively, in impaired loans. The increase in impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. As a result of the continued weak economy, continued high unemployment, declines in real estate values in the Bank’s primary market area, and the increase in the impaired loans and non-performing loans, $365,000 and $55,000 was provided for loan losses in the six months ended March 31, 2012 and 2011, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $621,000 in the three months ended March 31, 2012 was higher than the $77,000 in the comparable 2011 period primarily as a result of the gain on sale of securities of $539,000 in the 2012 period.

Non-interest Expenses. Non-interest expenses increased by $603,000, for the three months ended March 31, 2012, compared to the prior year period. Exclusive of the costs associated with the application for the conversion of the Bank’s charter to a New York State-chartered savings bank ($69,000) and the penalty assessed on early repayment of borrowings ($481,000), non-interest expense was comparable in the three months ended March 31, 2012 compared to 2011. In February 2012, the Company prepaid $20.0 million of FHLB-NY debt which was scheduled to mature in August 2012. In prepaying this debt, the company paid a prepayment penalty of $481,000 and estimates that this prepayment and financing will be accretive to earnings for the fiscal year ending September 30, 2012 and thereafter.

Income Tax Expense (Benefit). The income tax expense was $3,000 in the three months ended March 31, 2012 compared to a benefit of $53,000 in the comparable 2011 period. The income tax expense in the three months ended March 31, 2012 resulted from the pre-tax loss in that period, less certain non-deductible expenses which resulted in taxable income. The income tax benefit in the three months ended

March 31, 2011 includes a reduction in previously recorded tax expense of $55,000 resulting from the change in the Company’s tax year from December 31 to September 30. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended March 31, 2012 and 2011 was different than the statutory rate as a result of certain non-deductible expenses.

Comparison of Operating Results for the Six Months Ended March 31, 2012 and 2011

General. The Company recorded a net loss of $240,000 for the six months ended March 31, 2012, compared to net income of $130,000 for the six months ended March 31, 2011. The change was primarily due to higher net interest income ($3.9 million in the six months ended March 31, 2012 compared to $3.8 million in the six months ended March 31, 2011), a higher provision for loan losses ($365,000 in the six months ended March 31, 2012 compared to $55,000 in the six months ended March 31, 2011), a $539,000 gain on sale of securities in the six months ended March 31, 2012, lower gain on sale of loans ($78,000 in the six months ended March 31, 2012 compared to $178,000 in the six months ended March 31, 2011) and higher non-interest expense, principally from the costs related to the New York State charter conversion application ($92,000 in the six months ended March 31, 2012) and the penalty assessed on the early repayment of borrowings ($481,000 in the six months ended March 31, 2012).

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

	Six Months Ended March 31,
	2012			2011
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$181,540	$5,095	5.61%	$177,123	$5,100	5.76%
Securities(2)	55,515	480	1.73%	53,413	492	1.84%
Other interest-earning assets(3)	10,367	62	1.20%	7,396	84	2.27%

Total interest-earning assets	247,422	5,637	4.56%	237,932	5,676	4.77%

Non interest-earning assets	6,137			6,137

Total assets	$253,559			$244,069

Interest-bearing liabilities:
Demand deposits	$31,344	93	0.59%	$30,535	118	0.77%
Savings and club accounts	41,147	80	0.39%	40,916	82	0.40%
Certificates of deposit	106,460	851	1.60%	98,698	775	1.57%
Borrowed money(4)	31,723	700	4.41%	35,762	859	4.80%

Total interest-bearing liabilities	210,674	1,724	1.64%	205,911	1,834	1.78%

Non interest-bearing deposits	20,161			15,628
Other liabilities	1,173			1,071

Total liabilities	232,008			222,610
Total stockholders’ equity	21,942			21,549

Total liabilities and stockholders’ equity	$253,950			$244,069

Interest rate spread		$3,913	2.92%		$3,842	2.99%

Net interest-earning assets/net interest margin	$36,748		3.16%	$32,021		3.23%

Ratio of interest-earning assets to interest-bearing liabilities		1.17x			1.16x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $5.6 million for the six months ended March 31, 2012, was $39,000 lower than interest income for the six months ended March 31, 2011. The decrease in interest income was primarily due to lower interest rates, offset in part by higher average balances of interest earning assets.

Interest income from loans declined by $5,000 in the six months ended March 31, 2012 compared to the six months ended March 31, 2011. The decrease was due to a 15 basis point decrease in the average yield to 5.76% from 5.61%, offset by a $4.4 million, or 2.5%, increase in the average balance of loans to $181.5 million in the six months ended March 31, 2012 from $177.1 million in the six months ended March 31, 2011. The increase in average loan balances includes loans in the non-residential real estate, multi-family and commercial loan categories net of normal amortization and prepayments of one-to-four-family mortgages. The decrease in the average yield resulted principally from the write off of previously accrued interest on loans which became non accrual during the six months ended March 31, 2012, net of lower write offs of deferred loan costs in the six months ended March 31, 2012 compared to the six months ended March 31, 2011. The Company defers loan origination fees and direct loan origination costs and accretes net amounts as an adjustment of yield over the contractual lives of the related loans. Unamortized net fees and costs are written off if the loan is repaid before its stated maturity. Lower market interest rates also contributed to the decrease in the average interest rate on loans in the six month period ended March 31, 2012. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. The volume of loans sold was lower in the six months ended March 31, 2012 compared to 2011 as a result of market conditions. Higher loan volume increased interest income by $128,000 while the effective lower interest rates decreased interest income by $133,000.

Interest income from securities declined $12,000 in the six months ended March 31, 2012 compared to the six months ended March 31, 2011. Interest income from securities increased by $19,000 as a result of higher average balances in the six months ended March 31, 2012 compared to the six months ended March 31, 2011, and declined by $31,000 as a result of lower yields on the securities portfolio. Other interest-earning assets consist of cash equivalents, FHLB-NY stock and loans originated for resale. Interest on these assets declined by $22,000 in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 principally due to lower FHLB-NY dividends.

Overall declines in interest rates reduced the average interest rate on interest-earning assets from 4.77% in the six months ended March 31, 2011 to 4.56% in the comparable 2012 period. Of the $39,000 decrease in interest income in the six months ended March 31, 2012 compared to the six months ended March 31, 2011, higher average balances of interest-earning assets caused an increase of $173,000 in interest income, while lower interest rates caused a decrease in interest income of $212,000.

Interest Expense. Interest expense declined by $110,000, or 6.0%, to $1.7 million in the six months ended March 31, 2012 compared to $1.8 million in the comparable 2011 period. Interest expense on demand deposits declined by $25,000 in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 principally due to lower interest rates paid on those deposits. Interest on savings and club accounts was little changed in the six months ended March 31, 2012 compared to the comparable 2011 period.

Interest expense on certificates of deposit increased by $76,000 in the six months ended March 31, 2012 compared to the six months ended March 31, 2011 as a result of the impact of higher average balances and higher interest rates in the 2012 period. The average balance of certificates of deposit increased by $7.7 million to $106.5 million in the six months ended March 31, 2012 compared to $98.7 million for the six months ended March 31, 2011. The increase in average balances and rate in the 2012 period was the result of a $4.9 million, 15 year brokered certificate of deposit, with interest at 3.54% which was obtained to enable the Bank to offer longer term fixed rate loans to its commercial customers and reduce interest rate risk on those loans. CDARS deposits rose from $8.0 million as of September 30, 2011 to $ $16.0 million as of March 31, 2012 and were used to refinance the FHLB-NY borrowings as discussed below. The interest rate on certificates of deposit was 1.60% in the three months ended March 31, 2012 compared to 1.57% in the three months ended March 31, 2011 as a result of the brokered deposit, net of lower market interest rates on retail deposits.

In February 2012, the Company prepaid $20.0 million of FHLB-NY debt which was scheduled to mature in August 2012. In prepaying this debt, the Company paid a prepayment penalty of $481,000 and estimates that this prepayment and financing will be accretive to earnings for the fiscal year ending September 30, 2012 and thereafter. This prepayment reduced the average balance of borrowed money by $4.0 million and reduced the average interest rate from 4.80% to 4.41% in the six months ended March 31, 2012 compared to the six months ended March 31, 2011, reducing interest expense on borrowed money by $166,000.

This refinancing and overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.78% in the six months ended March 31, 2011 to 1.64% in the comparable 2012 period. Of the $110,000 decrease in interest expense in the six months ended March 31, 2012 compared to the six months ended March 31, 2011, declines in interest rates reduced interest expense by $82,000, while changes in volume of interest-bearing liabilities caused a decrease in interest expense of $28,000.

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

	Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$128	$(133)	$(5)
Securities	19	(31)	(12)
Other interest-earning assets	26	(48)	(22)

Total interest-earning assets	173	(212)	(39)

Interest-bearing liabilities:
Demand deposits	3	(28)	(25)
Savings and club accounts	—	(2)	(2)
Certificates of deposit	61	15	76
Borrowed money	(92)	(67)	(159)

Total interest-bearing liabilities	(28)	(82)	(110)

Net interest income	$201	$(130)	$71

Net Interest Income. Net interest income increased $71,000, or 1.8%, to $3.9 million for the six months ended March 31, 2012 compared to $3.8 million for the six months ended March 31, 2011. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, and increases in interest-bearing liabilities, net of lower interest rates on those liabilities.

Provision for Loan Losses. The allowance for loan losses was $1.5 million, or 0.83% of gross loans outstanding, at March 31, 2012 compared to $1.2 million or 0.67% of gross loans outstanding at September 30, 2011. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of March 31, 2012 and September 30, 2011, the Bank had $6.5 million and $4.3 million of non-performing loans, respectively, substantially all of which have been placed on non-accrual status. At March 31, 2012 and September 30, 2011, the Bank had $11.1 million and $7.6 million, respectively, in impaired loans. The increase in impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. As a result of the continued weak economy, continued high unemployment, declines in real estate values in the Bank’s primary market area, and the increase in the impaired loans and non-performing loans, $365,000 and $55,000 was provided for loan losses in the six months ended March 31, 2012 and 2011, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $721,000 in the six months ended March 31, 2012 was higher than the $266,000 in the comparable 2011 period primarily as a result of the gain on sale of securities of $539,000 in the 2012 period, net of a $100,000 lower gain on sale of loans in the 2012 period resulting from lower loan sales volume.

Non-interest Expenses. Non-interest expenses increased by $647,000, for the six months ended March 31, 2012, compared to the prior year period. Exclusive of the costs associated with the application for the conversion of the Bank’s charter to a New York State-chartered savings bank ($92,000) and the penalty assessed on early repayment of borrowings ($481,000), most components of non-interest expense were comparable in the six months ended March 31, 2012 compared to 2011. In the six months ended March 31, 2012, salaries and employee benefits were $63,000 higher than the corresponding 2011 period due to higher employee benefit costs. In February 2012, the Company prepaid $20.0 million of FHLB-NY debt which was scheduled to mature in August 2012. In prepaying this debt, the company paid a prepayment penalty of $481,000 and estimates that this prepayment and financing will be accretive to earnings for the fiscal year ending September 30, 2012 and thereafter.

Income Tax (Benefit). The income tax benefit was $134,000 in the six months ended March 31, 2012 compared to a benefit of $73,000 in the comparable 2011 period. The income tax benefit in the six months ended March 31, 2012 resulted from the pre-tax loss in that period. The income tax benefit in the six months ended March 31, 2011 includes a reduction in previously recorded tax expense of $110,000 resulting from the change in the Company’s tax year from December 31 to September 30. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the six months ended March 31, 2012 and 2011 was different than the statutory rate as a result of certain non-deductible expenses.

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

The primary goals of the Company’s interest rate management strategy are to determine the appropriate level of risk given the business strategy and then manage that risk so as to reduce the exposure of the Company’s net interest income to fluctuations in interest rates. Historically, the Company’s lending activities have been dominated by one-to-four family real estate mortgage loans, and in more recent periods, such activities have included increases in non-residential real estate mortgage loans, multi-family and secured commercial loans. The primary source of funds has been deposits, FHLB-NY borrowings, CDARS transactions and brokered certificates of deposit, which have substantially shorter terms to maturity than the loan portfolio. As a result, the Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to limiting terms of fixed rate one-to-four-family mortgage loan originations which are retained in the Company’s portfolio, selling a portion of the one-to-four family mortgage originations in the secondary market and focusing on investments with short and intermediate term maturities and borrowing term funds from the FHLB-NY.

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

Net Interest Income at Risk

The Company uses a simulation model to monitor interest rate risk. This model reports the net interest income and net economic value at risk under different interest rate environments. Specifically, an analysis is performed related to changes in net interest income by assuming changes in interest rates, both up and down, from current rates over the three year period following the financial statements. The changes in interest income and interest expense related to changes in interest rates reflect the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities.

The table below sets forth the latest available estimated changes in net interest income, as of December 31, 2011, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
300	$8,296	$(184)	-2.2%
200	8,360	(120)	-1.4%
100	8,439	(41)	-0.5%
0	8,480	—	—
-100	8,294	(186)	-2.2%

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

The Company’s primary sources of funds are retail deposits, the CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB-NY advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds, available-for-sale securities or cash equivalents and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and draw upon existing borrowing agreements with the FHLB-NY and the Federal Reserve which provide an additional source of funds. At March 31, 2012 and September 30, 2011, the Company had $14.3 million and $34.4 million of advances from the FHLB-NY, respectively and CDARS deposits of $16.0 million and $8.0 million, respectively. At March 31, 2012 and September 30, 2011, the Company also had $4.7 million and $5.0 million, respectively of brokered certificates of deposit which mature in June 2026.

In the six months ended March 31, 2012, net cash provided by operating activities was $1.3 million compared to net cash provided by operating activities of $255,000 in the same period in 2011. In the six months ended March 31, 2012 and 2011, net income (loss) included non-cash expenses (consisting of depreciation, amortization, provision for loan losses, deferred taxes and stock-based compensation) of $720,000 and $410,000, respectively. Net activity from loans originated for sale provided $1.8 million and $164,000 of cash in the six months ended March 31, 2012 and 2011, respectively.

In the six months ended March 31, 2012 and 2011, investing activities provided $5.1 million and $1.9 million, respectively, of cash. In the six months ended March 31, 2012 proceeds from the sale of securities provided $21.2 million of cash. In the six months ended March 31, 2012 and 2011, calls and repayments of securities provided $11.4 million and $5.1 million of cash, respectively, while purchases of securities used $22.4 million and $4.0 million of cash, respectively. Net changes in loans used $5.5 million of cash in the six months ended March 31, 2012 and provided $839,000 of cash in the six months ended March 31, 2011.

Net cash used by financing activities was $5.9 million in the six months ended March 31, 2012 compared to $397,000 in the six months ended March 31, 2011. In the six months ended March 31, 2012, repayment of FHLB-NY advances used $20.1 million of cash and changes in deposit balances provided $13.5 million in cash.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2012, the Company had cash and cash equivalents of $4.9 million and available for sale securities of $49.5 million. At March 31, 2012, the Company had outstanding commitments to originate loans of $1.2 million and $13.1 million of undisbursed funds from approved lines of credit, homeowners’ equity lines of credit, and secured commercial lines of credit. Retail certificates of deposit scheduled to mature in one year or less at March 31, 2012, totaled $61.0 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

The Company has an Overnight Advance line of credit with the FHLB-NY, which was unused at March 31, 2012 and September 30, 2011. The Company’s overall credit exposure at the FHLB-NY, including borrowings under the Overnight Advance line of credit and other term borrowings cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loans and securities pledged as collateral

The following table sets forth the Bank’s capital position at March 31, 2012, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)

Total capital (to risk-weighted assets)	$20,846	15.88%	≥ $	10,500	≥	8.00%	≥ $	13,125	≥	10.00%
Core (Tier 1) capital (to risk-weighted assets)	19,301	14.71		N/A		N/A	≥	7,878	≥	6.00
Core (Tier 1) capital (to total adjusted assets)	19,301	7.82	≥	9,870	≥	4.00	≥	12,338	≥	5.00
Tangible capital (to total adjusted assets)	19,301	7.82	≥	3,701	≥	1.50		N/A		N/A

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

Part II: Other Information

Item 1A. Risk Factors

Except as discussed below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2011.

The operations of our business, including our interaction with customers, are increasingly done via electronic means, and this has increased our risks related to cybersecurity.

We are exposed to cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information, including the information belonging to our banking customers. Cyber-attacks may also be directed at disrupting our operations.

While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (1)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (2)

3.3	Bylaws of CMS Bancorp, Inc. (1)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (1)

4.2	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (3)

4.3	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101	Interactive data files: (i) Consolidated Statements of Financial Condition as of March 31, 2012 and September 30, 2011 (unaudited), (ii) Consolidated Statements of Operations for the Three Months and Six Months Ended March 31, 2012 and 2011 (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) for the Three Months and Six Months Ended March 31, 2012 and 2011 (unaudited), (iv) Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.**

*	Included herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMS Bancorp, Inc.

Date: May 15, 2012	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: May 15, 2012	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer