Form 10-Q
period 2012-06-30
CMS Bancorp, Inc.
filed 2012-08-14
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2012	September 30, 2011
	(Dollars in thousands, except share data)
ASSETS

Cash and amounts due from depository institutions	$1,189	$717
Interest-bearing deposits	803	3,587

Total cash and cash equivalents	1,992	4,304
Securities available for sale	53,464	59,762
Loans held for sale	—	2,200
Loans receivable, net of allowance for loan losses of $1,055 and $1,200, respectively	195,404	178,796
Premises and equipment	3,131	2,748
Federal Home Loan Bank of New York stock	1,383	1,904
Interest receivable	1,254	1,064
Other assets	2,133	2,998

Total assets	$258,761	$253,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest-bearing	$28,687	$17,183
Interest-bearing	182,496	177,559

Total deposits	211,183	194,742
Advances from Federal Home Loan Bank of New York	22,697	34,421
Advance payments by borrowers for taxes and insurance	1,581	774
Other liabilities	1,395	1,624

Total liabilities	236,856	231,561

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, authorized shares:
7,000,000; shares issued: 2,055,165; shares outstanding:
1,862,803	21	21
Additional paid-in capital	18,668	18,494
Retained earnings	6,350	6,740
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,356)	(1,398)
Accumulated other comprehensive income (loss)	(118)	18

Total stockholders’ equity	21,905	22,215

Total liabilities and stockholders’ equity	$258,761	$253,776

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,504	$2,614	$7,599	$7,714
Securities	259	229	739	721
Other interest-earning assets	20	25	82	109

Total interest income	2,783	2,868	8,420	8,544

Interest expense:
Deposits	483	474	1,507	1,449
Mortgage escrow funds	8	7	24	21
Borrowings, short term	6	—	11	—
Borrowings, long term	175	419	854	1,264

Total interest expense	672	900	2,396	2,734

Net interest income	2,111	1,968	6,024	5,810
Provision for loan losses	275	25	640	80

Net interest income after provision for loan losses	1,836	1,943	5,384	5,730

Non-interest income:
Fees and service charges	42	37	128	121
Net gain on sale of loans	36	39	114	217
Net gain on sale of securities	243	—	782	—
Other	6	2	24	6

Total non-interest income	327	78	1,048	344

Non-interest expense:
Salaries and employee benefits	1,144	1,026	3,310	3,129
Net occupancy	317	288	914	889
Equipment	187	175	568	537
Professional fees	163	154	458	427
Advertising	15	20	60	52
Federal insurance premiums	54	66	155	204
Directors’ fees	98	60	223	165
Other insurance	22	17	65	59
Bank charges	7	16	30	44
Cost of early repayment of borrowings and brokered time deposits	133	—	614	—
Charter conversion	89	—	181	—
Other	160	132	454	444

Total non-interest expense	2,389	1,954	7,032	5,950

Income (loss) before income tax benefit	(226)	67	(600)	124
Income tax benefit	(76)	(21)	(210)	(94)

Net income (loss)	$(150)	$88	$(390)	$218

Net income (loss) per common share:
Basic and diluted	$(0.09)	$0.05	$(0.23)	$0.13

Weighted average number of common shares outstanding:
Basic and diluted	1,710,807	1,705,326	1,709,432	1,704,105

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$(150)	$88	$(390)	$218

Other comprehensive income (loss):
Gross unrealized holding gains (losses) on securities available for sale, net of deferred income (tax) benefit of $(156), $(185), $(231) and $81	238	281	348	(121)
Gross unrealized holding gains on available for sale securities transferred to income on sale of securities, net of deferred income tax of $97, $0, $311, and $0	(146)	—	(469)	—
Retirement plan, net of deferred income tax of $3, $1, $9, and $3	(5)	(2)	(15)	(5)

Other comprehensive income (loss)	87	279	(136)	(126)

Comprehensive income (loss)	$(63)	$367	$(526)	$92

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(390)	$218
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	257	271
Amortization and accretion, net	425	178
Provision for loan losses	640	80
Deferred income taxes	(46)	(165)
ESOP expense	33	38
Stock option expense	75	69
Restricted stock award expense	109	100
Net gain on sale of securities	(782)	—
Net gain on sale of loans	(114)	(217)
Loans originated for sale	(3,707)	(10,266)
Proceeds from sale of loans originated for sale	6,021	11,040
(Increase) in interest receivable	(190)	(46)
Decrease in other assets	1,041	388
(Decrease) in accrued interest payable	(155)	(218)
(Decrease) in other liabilities	(99)	(243)

Net cash provided by operating activities	3,118	1,227

Cash flows from investing activities:
Proceeds from sale of securities available for sale	23,482	—
Purchases of securities available for sale	(30,056)	(9,400)
Principal repayments and calls on securities available for sale	13,117	13,473
Net (increase) in loans receivable	(17,337)	(1,380)
Additions to premises and equipment	(681)	(110)
Redemption of Federal Home Loan Bank of N.Y. stock	521	52

Net cash (used for) provided by investing activities	(10,954)	2,635

Cash flows from financing activities:
Net increase (decrease) in deposits	16,441	(272)
Repayment of advances from Federal Home Loan Bank of N.Y.	(11,724)	(117)
Net increase in payments by borrowers for taxes and insurance	807	667

Net cash provided by financing activities	5,524	278

Net (decrease) increase in cash and cash equivalents	(2,312)	4,140
Cash and cash equivalents-beginning	4,304	3,434

Cash and cash equivalents-ending	$1,992	$7,574

Supplemental information:
Cash paid during the period for:
Interest	$2,551	$2,952

Income taxes	$10	$118

See notes to consolidated financial statements.

CMS Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The consolidated financial statements include the accounts of CMS Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, CMS Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current presentation.

2. Description of Operations

The Bank was originally chartered in 1887 as Community Savings and Loan, a New York State-chartered savings and loan association. In 1980, it converted to a New York State-chartered savings bank and changed its name to Community Mutual Savings Bank of Southern New York. In 1983, Community Mutual Savings Bank of Southern New York changed its name to Community Mutual Savings Bank. In 2007, the Bank reorganized to a federally-chartered mutual savings bank and simultaneously converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, with the concurrent formation of the Company. The Company, a stock holding company for the Bank, conducted a public offering of its common stock in connection with the conversion. After the 2007 conversion and offering, all of the Bank’s stock became owned by the Company. In June 2012, the Bank completed its conversion from a federally-chartered savings bank to a New York State-chartered savings bank after receiving approval from the New York State Department of Financial Services (“NYSDFS”) and non-objection from the Office of the Comptroller of the Currency (“OCC”). The Company will continue to be regulated as a savings and loan holding company by the Federal Reserve Bank of Philadelphia as long as the Bank continues to meet the requirements to remain a “qualified thrift lender” under the Home Owners’ Loan Act.

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

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months and nine months ended June 30, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2011, which are in the Company’s Annual Report for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission (“SEC”) on December 22, 2011.

The Company follows Financial Accounting Standards Board (“FASB”) guidance on subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the statement of financial condition date but before the financial statements are issued. This guidance sets forth the period after the statement of financial condition date during which management of the reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the statement of financial condition date in its financial statements, and the disclosure that should be made about events or transactions that occur after the statement of financial condition date. In preparing these consolidated financial statements, the Company evaluated the events that occurred after June 30, 2012 and through the date these consolidated financial statements were issued.

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

5. Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s employee stock ownership plan, or “ESOP”. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. All outstanding stock options were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share for the three month and nine month periods ended June 30, 2012 and 2011.

6. Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	63	57	188	190
Expected return on plan assets	(55)	(53)	(164)	(151)
Amortization of unrecognized loss	8	3	24	8

Total	$16	$7	$48	$47

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

The Company recorded compensation expense with respect to stock options of $25,000 and $25,000 during the three month periods ended June 30, 2012 and 2011, respectively, and $75,000 and $69,000 during the nine month periods ended June 30, 2012 and 2011, respectively. Unrecognized compensation expense associated with stock option grants as of June 30, 2012 was $96,000.

The Company recorded compensation expense with respect to restricted stock of $37,000 and $34,000 during the three month periods ended June 30, 2012 and 2011, respectively, and $109,000 and $100,000 during the nine month periods ended June 30, 2012 and 2011, respectively. Unrecognized compensation expense associated with grants of restricted stock as of June 30, 2012 was $141,000.

8. Securities

Securities available for sale as of June 30, 2012 and September 30, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012
U.S. Government Agencies:
Due after five years but within ten years	$24,013	$25	$1	$24,037
Due after ten years but within fifteen years	10,000	20	—	10,020
Corporate bonds due after five years but within ten years	4,409	121	—	4,530

Municipal bonds:
Due after five years but within ten years	3,771	90	13	3,848
Mortgage-backed securities	10,741	288	—	11,029

	$52,934	$544	$14	$53,464

September 30, 2011
U.S. Government Agencies:
Due after one but within five years	$15,231	$192	$4	$15,419
Due after five years but within ten years	16,307	6	60	16,253
Due after ten years but within fifteen years	4,002	—	—	4,002
Corporate bonds due after five years but within ten years	3,664	141	—	3,805

Municipal bonds:
Due after five years but within ten years	246	—	—	246
Due after ten years but within fifteen years	884	33	—	917
Mortgage-backed securities	18,697	423	—	19,120

	$59,031	$795	$64	$59,762

The age of unrealized losses and fair value of related securities available for sale at June 30, 2012 and September 30, 2011 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2012
U.S. Government Agencies	$6,007	$1	$—	$—	$6,007	$1
Municipal bonds	2,112	13	—	—	2,112	13

	$8,119	$14	$—	$—	$8,119	$14

September 30, 2011

U.S. Government Agencies	$12,675	$64	$—	$—	$12,675	$64

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

The unrealized losses reported on securities at June 30, 2012 relate to one security issued by a U.S. Government Agency and three municipal securities. The unrealized losses reported on securities at September 30, 2011 relate to three securities issued by U.S. Government Agencies. These unrealized losses were due to changes in market interest rates.

All mortgage-backed securities are U.S. Government Agencies backed and collateralized by residential mortgages. During the three months ended June 30, 2012, the Company sold available for sale securities with a carrying value of $2.1 million, and recognized a gain of $243,000 on such sales. During the nine months ended June 30, 2012, the Company sold available for sale securities with a carrying value of $22.7 million, and recognized a gain of $782,000 on such sales. There were no sales of available for sale securities during the three months or nine months ended June 30, 2011.

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

Loan balances as of June 30, 2012 and September 30, 2011 consist of the following:

	June 30, 2012	September 30, 2011
	(In thousands)
Real estate:
One-to-four-family	$96,920	$101,064
Multi-family	18,756	14,283
Non-residential	43,555	30,674
Construction	400	309
Equity and second mortgages	10,382	10,905

	170,013	157,235
Commercial	26,085	22,207
Consumer	110	90

Total Loans	196,208	179,532
Allowance for loan losses	(1,055)	(1,200)
Net deferred loan origination fees and costs	251	464

	$195,404	$178,796

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

The classes described above, which are based on the Federal Thrift Financial Report classifications, provide the starting point for the ALLL analysis. Management tracks the historical net charge-off activity at the reporting class level. A historical charge-off factor is calculated utilizing a rolling five year average. In addition, the UBPR Peer Group charge-off factor is determined. The Bank uses a weighting of Bank charge-off experience and Peer Group charge-off experience to establish its historical charge-off factor.

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

Management uses a six category internal risk rating system to monitor the credit quality of the overall loan portfolio that generally follows bank regulatory definitions. Pass graded loans are considered to have average or better than average risk characteristics. They demonstrate satisfactory debt service capacity and coverage along with a generally stable financial position. These loans are performing in accordance with the terms of their loan agreement. The Watch category, a non bank regulatory category, includes assets that, while performing, demonstrate above average risk through a pattern of declining earnings trends, strained cash flow, increasing leverage, and/or weakening market fundamentals. The Special Mention category includes assets that are currently protected but exhibit potential credit weakness or a downward trend which, if not checked or corrected, will weaken the Bank’s asset or inadequately protect the Bank’s position. Loans in the Substandard category have a well-defined weakness that jeopardizes the orderly liquidation of the debt. For loans in this category, normal repayment from the borrower is in jeopardy and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. All loans greater than 90 days past due are considered Substandard. Loans in the Doubtful category have weaknesses inherent in those classified Substandard with the added provision that the weakness makes collection of debt in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable. The portion of any loan that represents a specific allocation of the allowance for loan losses is placed in the special valuation category. Loans that are deemed incapable of repayment where continuance as an active asset of the Bank is not warranted are charged off as a Loss. The classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off the asset even though partial recovery may be achieved in the future.

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

The following table summarizes the primary segments of the loan portfolio as of June 30, 2012 and September 30, 2011:

June 30, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)

Real estate:
One-to-four-family	$9,853	$87,204	$97,057
Multi-family	—	18,780	18,780
Non-residential	—	43,611	43,611
Construction	—	401	401
Home equity and second mortgages	606	9,776	10,382

	10,459	159,772	170,231

Commercial	47	26,071	26,118
Consumer	—	110	110

Total	$10,506	$185,953	$196,459

September 30, 2011	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)

Real estate:
One-to-four-family	$6,881	$94,446	$101,327
Multi-family	—	14,319	14,319
Non-residential	—	30,753	30,753
Construction	—	310	310
Home equity and second mortgages	660	10,273	10,933

	7,541	150,101	157,642

Commercial	73	22,191	22,264
Consumer	5	85	90

Total	$7,619	$172,377	$179,996

The following tables present impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2012 and September 30, 2011:

June 30, 2012	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)

Real estate:
One-to-four-family	$1,374	$22	$8,479	$9,853	$9,913
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	106	8	500	606	620

	1,480	22	8,979	10,459	10,533

Commercial	—	—	47	47	47
Consumer	—	—	—	—	—

Total	$1,480	$30	$9,026	$10,506	$10,580

September 30, 2011	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)

Real estate:
One-to-four-family	$925	$330	$5,956	$6,881	$6,841
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	—	—	660	660	672

	925	330	6,616	7,541	7,513

Commercial	73	49	—	73	73
Consumer	—	—	5	5	5

Total	$998	$379	$6,621	$7,619	$7,591

At June 30, 2012 and September 30, 2011, the Company had loans in the amount of $10.5 million and $7.6 million, respectively, which were considered to be impaired, of which $1.5 million and $1.0 million, respectively, were subject to specific loss reserves of $30,000 and $379,000 at June 30, 2012 and September 30, 2011, respectively. The average balances of impaired loans outstanding during the three month periods ended June 30, 2012 and 2011 were $10.8 million and $6.5 million, respectively. The average balances of impaired loans outstanding during the nine month periods ended June 30, 2012 and 2011 were $9.7 million and $5.4 million, respectively. The Company is not committed to lend additional funds on these loans.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended June 30, 2012 and 2011:

June 30, 2012	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$10,048	$699	$58	$9	$10,814
Interest income recognized on an accrual basis on impaired loans	$41	$6	$—	$—	$47
Interest income recognized on a cash basis on impaired loans	$2	$1	$—	$—	$3

June 30, 2011	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$5,832	$644	$73	$1	$6,550
Interest income recognized on an accrual basis on impaired loans	$—	$—	$—	$—	$—
Interest income recognized on a cash basis on impaired loans	$33	$3	$—	$—	$36

The following table presents the average recorded investment in impaired loans and related interest income recognized for the nine months ended June 30, 2012 and 2011:

June 30, 2012	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$8,941	$685	$66	$7	$9,699
Interest income recognized on an accrual basis on impaired loans	$103	$13	$—	$—	$116
Interest income recognized on a cash basis on impaired loans	$2	$1	$—	$—	$3

June 30, 2011	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$4,830	$543	$55	$1	$5,429
Interest income recognized on an accrual basis on impaired loans	$144	$11	$—	$—	$155
Interest income recognized on a cash basis on impaired loans	$41	$3	$—	$—	$44

The following table presents the classes of the loan portfolio summarized by the aggregate Pass (including loans graded Watch) and the classified ratings of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2012 and September 30, 2011:

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

Real estate:
One-to-four-family	$89,856	$—	$7,201	$—	$97,057
Multi-family	18,780	—	—	—	18,780
Non-residential	42,843	768	—	—	43,611
Construction	401	—	—	—	401
Home equity and second mortgages	10,047	—	335	—	10,382

	161,927	768	7,536	—	170,231

Commercial	24,187	1,884	47	—	26,118
Consumer	110	—	—	—	110

Total	$186,224	$2,652	$7,583	$—	$196,459

September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)

Real estate:
One-to-four-family	$96,294	$454	$4,579	$—	$101,327
Multi-family	14,319	—	—	—	14,319
Non-residential	30,753	—	—	—	30,753
Construction	310	—	—	—	310
Home equity and second mortgages	10,323	212	398	—	10,933

	151,999	666	4,977	—	157,642

Commercial	22,190	—	74	—	22,264
Consumer	85	—	5	—	90

Total	$174,274	$666	$5,056	$—	$179,996

Management further monitors the performance and credit quality of the loan portfolio by analyzing the delinquency aging of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2012 and September 30, 2011:

June 30, 2012	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)

Real estate:
One-to-four-family	$90,440	$490	$149	$—	$5,978	$6,617	$97,057
Multi-family	18,780	—	—	—	—	—	18,780
Non-residential	43,611	—	—	—	—	—	43,611
Construction	401	—	—	—	—	—	401
Home equity and second mortgages	10,154	—	99	—	129	228	10,382

	163,386	490	248	—	6,107	6,845	170,231

Commercial	26,118	—	—	—	—	—	26,118
Consumer	100	—	—	—	10	10	110

Total	$189,604	$490	$248	$—	$6,117	$6,855	$196,459

September 30, 2011	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)

Real estate:
One-to-four-family	$96,984	$—	$534	$—	$3,809	$4,343	$101,327
Multi-family	14,319	—	—	—	—	—	14,319
Non-residential	30,753	—	—	—	—	—	30,753
Construction	310	—	—	—	—	—	310
Home equity and second mortgages	10,403	—	124	—	406	530	10,933

	152,769	—	658	—	4,215	4,873	157,642

Commercial	22,192	—	—	—	72	72	22,264
Consumer	60	—	5	6	19	30	90

Total	$175,021	$—	$663	$6	$4,306	$4,975	$179,996

The Company was not committed to lend additional funds on nonaccrual loans at June 30, 2012.

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

June 30, 2012	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)

Real estate:
One-to-four-family	$808	$786	$22
Multi-family	15	15	—
Non-residential	91	91	—
Construction	—	—	—
Home equity and second mortgages	38	30	8

	952	922	30

Commercial	97	97	—
Consumer	6	6	—

Total	$1,055	$1,025	$30

September 30, 2011	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)

Real estate:
One-to-four-family	$583	$253	$330
Multi-family	29	29	—
Non-residential	92	92	—
Construction	3	3	—
Home equity and second mortgages	31	31	—

	738	408	330

Commercial	459	410	49
Consumer	3	3	—

Total	$1,200	$821	$379

The following table summarizes activity in the primary segments of the ALLL for the three months ended June 30, 2012 and 2011:

June 30, 2012	Balance March, 31, 2012	Charge- offs	Recoveries	Provision	Balance June 30, 2012
	(In thousands)

Real estate:
One-to-four-family	$732	$(482)	$—	$558	$808
Multi-family	30	—	—	(15)	15
Non-residential	119	—	—	(28)	91
Construction	4	—	—	(4)	—
Home equity and second mortgages	43	(260)	—	255	38

	928	(742)	—	766	952

Commercial	612	(19)	—	(496)	97
Consumer	5	(4)	—	5	6

Total	$1,545	$(765)	$—	$275	$1,055

June 30, 2011	Balance March 31, 2011	Charge- offs	Recoveries	Provision	Balance June 30, 2011
	(In thousands)

Real estate:
One-to-four-family	$566	$—	$—	$53	$619
Multi-family	—	—	—	87	87
Non-residential	19	—	—	(19)	—
Construction	38	—	—	(22)	16
Home equity and second mortgages	102	—	—	(71)	31

	725	—	—	28	753

Commercial	429	—	—	8	437
Consumer	15	—	—	(11)	4

Total	$1,169	$—	$—	$25	$1,194

The following table summarizes activity in the primary segments of the ALLL for the nine months ended June 30, 2012 and 2011:

June 30, 2012	Balance September, 30, 2011	Charge- offs	Recoveries	Provision	Balance June 30, 2012
	(In thousands)

Real estate:
One-to-four-family	$583	$(502)	$—	$727	$808
Multi-family	29	—	—	(14)	15
Non-residential	92	—	—	(1)	91
Construction	3	—	—	(3)	—
Home equity and second mortgages	31	(260)	—	267	38

	738	(762)	—	976	952

Commercial	459	(19)	—	(343)	97
Consumer	3	(4)	—	7	6

Total	$1,200	$(785)	$—	$640	$1,055

June 30, 2011	Balance September 30, 2010	Charge- offs	Recoveries	Provision	Balance June 30, 2011
	(In thousands)

Real estate:
One-to-four-family	$610	$—	$—	$9	$619
Multi-family	9	—	—	78	87
Non-residential	—	—	—	—	—
Construction	22	—	—	(6)	16
Home equity and second mortgages	48	—	—	(17)	31

	689	—	—	64	753

Commercial	410	—	—	27	437
Consumer	15	—	—	(11)	4

Total	$1,114	$—	$—	$80	$1,194

Effective October 1, 2011, the Company adopted Accounting Standards Update (ASU) No. 2011-02, which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions that would otherwise not be granted to a borrower experiencing or expected to experience financial difficulties in order to maximize the ultimate recovery of a loan. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. In evaluating whether a restructuring constitutes a TDR, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. In conjunction with the Bank’s adoption of ASU No. 2011-02, it determined that no loans were TDRs other than those previously considered as such.

There were two and four TDRs during the three month and nine month periods ended June 30, 2012, respectively. The concessions granted on these loans consisted of interest rate reductions. The following table summarizes the TDR during the three month and nine month periods ended June 30, 2012:

Three month period ended June 30, 2012	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
	(Dollars in thousands)
One-to-four-family	2	$475	$505

Nine month period ended June 30, 2012	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
	(Dollars in thousands)
One-to-four-family	4	$1,848	$1,914

A default on a troubled debt restructured loan for purposes of disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three month and nine month periods ended June 30, 2012, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at June 30, 2012 and September 30, 2011 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2012
Securities available for sale:
U.S. Government Agencies	$34,057	$—	$34,057	$—
Corporate bonds	4,530	—	4,530	—
Municipal bonds	3,848	—	3,848	—
Mortgage-backed securities	11,029	—	11,029	—

September 30, 2011
Securities available for sale:
U.S. Government Agencies	$35,674	$—	$35,674	$—
Corporate bonds	3,805	—	3,805	—
Municipal bonds	1,163	—	1,163	—
Mortgage-backed securities	19,120	—	19,120	—

For financial assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy at June 30, 2012 and September 30, 2011 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
June 30, 2012
Impaired loans subject to specific valuation allowances	$1,450	$—	$—	$1,450

September 30, 2011
Impaired loans subject to specific valuation allowances	$619	$—	$—	$619

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

(Dollars in thousands)
June 30, 2012	Fair value estimate	Valuation techniques	Unobservable input	Range	Weighted average

Impaired loans	$1,450	Appraisal of collateral (1)	Liquidation expenses (2)	-1.33% to -6.95%	-1.96%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Includes estimated liquidation expenses.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 2012 and September 30, 2011:

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

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at June 30, 2012 or September 30, 2011.

The carrying amounts and estimated fair values of financial instruments at June 30, 2012 are summarized as follows:

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
Financial assets:
Cash and cash equivalents	$1,992	$1,992	$1,992	$—	$—
Securities available-for-sale	53,464	53,464	—	53,464	—
Net loans	195,404	211,732	—	—	211,732
Accrued interest receivable	1,254	1,254	1,254	—	—
Financial liabilities:
Deposits	211,183	212,340	107,789	104,551	—
FHLB-NY advances	22,697	24,077	—	24,077	—
Accrued interest payable	112	112	112	—	—

The carrying amounts and estimated fair values of financial instruments as of September 30, 2011 are as follows:

	September 30, 2011
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$4,304	$4,304
Securities available for sale	59,762	59,762
Loans held for sale	2,200	2,200
Loans receivable	178,796	201,770
Accrued interest receivable	1,064	1,064
Financial liabilities:
Deposits	194,742	196,191
FHLB-NY Advances	34,421	36,980
Accrued interest payable	267	267

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

11. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB-NY is carried at cost as of June 30, 2012 and September 30, 2011. Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB-NY as compared to the capital stock amount for the FHLB-NY and the length of time this situation has persisted, (2) commitments by the FHLB-NY to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB-NY, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB-NY, and (4) the liquidity position of the FHLB-NY. Management believes no impairment charge related to the FHLB-NY stock was necessary as of June 30, 2012 or September 30, 2011.

12. Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to indefinitely defer the effective date pertaining to the presentation of reclassification adjustments out of accumulated other comprehensive income provided for in ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance is not expected to have a material effect on the Company’s consolidated financial statements.

13. Contingencies

The Company, in the ordinary course of business, becomes a party to litigation from time to time. In the opinion of management, the ultimate disposition of such litigation is not expected to have a material adverse effect on the financial position or results of operations of the Company.

14. Subsequent Events

On August 10, 2012, the Company announced that it entered into a definitive merger agreement (the “Merger Agreement”) with Customers Bancorp, Inc. (“Customers”) whereby the Company will be merged into Customers (“Merger”), and the Bank will be merged into Customers’ wholly-owned bank subsidiary, Customers Bank. Upon effectiveness of the Merger, Customers is to acquire all outstanding shares of the Company’s common stock in exchange for shares of Customers’ common stock. Any fractional shares that result due to this exchange of shares will be paid in cash. The total transaction value is approximately $20.8 million, and the Agreement provides for the Company’s stockholders to receive shares of Customers voting common stock based upon an exchange ratio determined at the closing of the transaction, with fractional shares to be cashed out. Company stock will be valued at 95% the Company’s common stockholders’ equity as of the month end prior to the closing, while Customers stock will be valued at 125% of Customers’ modified stockholder equity as of the month end prior to closing. Modified stockholders’ equity is defined as June 30, 2012 common stockholders’ equity plus additions to retained earnings through the month-end prior to closing. If, however, the closing occurs on or after April 30, 2013, the valuation date will be fixed as of March 31, 2013. Shares issued by Customers in capital raises and purchase accounting adjustments from any other acquisitions will not be included in calculating modified stockholders’ equity.

The Merger Agreement has been unanimously approved by the Company’s Board of Directors and the transactions contemplated by the Merger Agreement are subject to various conditions including, among other things, (i) approval of the Merger by the holders of a majority of the outstanding shares of the Company’s common stock; (ii) the receipt of all required regulatory approvals; (iii) the non-occurrence of any event that has a material adverse effect on the Company and its subsidiaries; and (iv) as of the closing date (before giving effect to the Merger), the Company and its subsidiaries shall have, on a consolidated basis, nonperforming assets less than or equal to $12 million, as well as other conditions to closing as are customary in transactions such as the Merger. In addition, Customers is currently in the process of seeking regulatory approval related to its acquisition of Acacia Federal Savings Bank (the “Acacia Transaction”). Customers is not required to seek regulatory approval with respect to the Merger until after regulatory approval is received for the Acacia Transaction. Assuming the satisfaction of such conditions, it is currently expected that the Merger will become effective in the first half of 2013. For additional information about the Merger announcement, see the Company’s Form 8-K and press release exhibit filed with the SEC on August 10, 2012.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors including those set forth in Part 1, Item 1A – Risk Factors of our Form 10-K for the year ended September 30, 2011 which was filed with the SEC on December 22, 2011, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

•

the pending Merger and related transactions involving the Company and Customers are not guaranteed to occur, in which case our business, results of operations and our stock price could be materially adversely affected;

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

General

The results of operations of the Company depend primarily on its net interest income, which is the difference between the interest income it earns on its loans, investments and other interest-earning assets and the interest it pays on its deposits, borrowings and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. The Company’s operations are also affected by non-interest income, the provision for loan losses and non-interest expenses such as salaries and employee benefits, occupancy costs, and other general and administrative expenses. In general, financial institutions such as the Company and Bank are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions, and funds availability. The Company’s operations and lending activities, which are primarily conducted through the Bank, are principally concentrated in Westchester County, New York, and its operations and earnings are influenced by the economics of the communities in which it operates. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in the Company’s primary market area.

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

As a result of these ongoing efforts, we were able to increase our net interest income by maximizing the yield on interest-earning assets while minimizing the cost of our interest-bearing liabilities through our consistent in-depth market analysis and constant oversight of our liquidity and cash flow position. The continued weak economy, continued high unemployment, and declines in real estate values in the Bank’s primary market area and other factors led to an increase in the provision for loan losses in the three months and nine months ended June 30, 2012.

To the extent the Company increases its investment in construction or development, consumer and commercial loans, which are considered greater risks than one-to-four-family residential loans, the Company’s provision for loan losses may increase to reflect this increased risk, which could cause a reduction in the Company’s income.

Business Strategy

The Company seeks to differentiate itself from its competition by providing superior, highly personalized and prompt service, local decision making and competitive fees and rates to its customers. The Bank is a community-oriented retail savings bank offering residential mortgage loans and traditional deposit products and, as well as commercial real estate, small business and consumer loans in Westchester County and the surrounding areas. The Company has adopted a strategic plan that focuses on growth in the loan portfolio into higher yield multi-family, non-residential, construction and commercial loan markets. The Company’s strategic plan also calls for increasing deposit relationships and broadening its product lines and services. The Company believes that this business strategy complements its existing commitment to high quality customer service.

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

Comparison of Financial Condition at June 30, 2012 to September 30, 2011

Total assets increased by $5.0 million, or 2.0%, to $258.8 million at June 30, 2012 from $253.8 million at September 30, 2011. Proceeds from calls and sales of available for sale securities, cash equivalents and increases in deposit balances were used to fund loan growth and the early repayment of FHLB-NY borrowings.

Securities available for sale decreased from $59.8 million at September 30, 2011 to $53.5 million at June 30, 2012. Available for sale securities consist principally of notes, bonds and mortgage-backed securities of the U.S. Government and U.S. Government Agencies, and to a lesser extent, corporate and municipal bonds. In the nine months ended June 30, 2012, the Company sold $22.7 million of available for sale securities and realized a gain of $782,000 on the sales.

Loans receivable were $195.4 million and $178.8 million at June 30, 2012 and September 30, 2011, respectively, representing an increase of $16.6 million, or 9.3%. The increase in loans resulted principally from increases in non-residential real estate and commercial loans, net of normal amortization and prepayments of one-to-four-family mortgages.

As of June 30, 2012 and September 30, 2011, the Bank had $6.1 million and $4.3 million of non-performing loans, respectively, of which, $5.8 million and $3.2 million, respectively, were in process of foreclosure, and have been placed on non-accrual status. Non-performing loans at June 30, 2012 and September 30, 2011 also included $284,000 and $1.1 million, respectively, of non-accrual loans not yet in the foreclosure process. At June 30, 2012 and September 30, 2011, the Bank had $10.5 million and $7.6 million, respectively, of loans classified as impaired. At June 30, 2012, $1.5 million of these impaired loans required specific loss allowances totaling $30,000. The remaining $9.0 million of impaired loans did not require specific loss allowances. At September 30, 2011, $1.0 million of these impaired loans required specific loss allowances totaling $379,000. The remaining $6.6 million of impaired loans did not require specific loss allowances. The impaired loans were primarily the result of continued difficult general economic conditions, increased unemployment and continued declines in the local real estate market. As of June 30, 2012 and September 30, 2011, the allowance for loan losses was 0.54% and 0.67% of loans outstanding, respectively. As a result of the continued weak economy, continued high unemployment, declines in real estate values in the Bank’s primary market area, and the level of impaired loans and non-performing loans, $640,000 was provided for loan losses in the nine months ended June 30, 2012. In the nine months ended June 30, 2012, $785,000 of loan balances classified as loss were written off and charged against the allowance for loan losses.

Deposits increased by $16.4 million, or 8.4%, from $194.7 million as of September 30, 2011 to $211.2 million as of June 30, 2012. The Bank participates in the Certificate of Deposit Account Registry Service, or “CDARS” network. Increases in retail demand deposits and money market accounts of $11.5 million and $7.4 million respectively, net of decreases in time deposits and brokered certificated of deposit of $4.5 million and $5 million, respectively, and an increase in CDARS deposits of $4.0 million accounted for the majority of the change. Under the CDARS network, the Bank can transfer deposits into the network (a one way sell transaction), request that the network deposit funds at the Bank (a one way buy transaction), or deposit funds into the network and receive an equal amount of deposits from the network (a reciprocal transfer). The network provides the Bank with an investment vehicle in the case of a one way sell, a liquidity or funding source in the case of a one way buy and the ability to access additional FDIC insurance for customers in the case of a reciprocal transfer. The Bank had $12.0 million and $8.0 million, respectively, of CDARS deposits as of June 30, 2012 and September 30, 2011 and none and $5.0 million, respectively, of brokered deposits as of June 30, 2012 and September 30, 2011.

In February 2012, the Company prepaid $20.0 million of FHLB-NY debt which was scheduled to mature in August 2012. In prepaying this debt, the Company paid a prepayment penalty of $481,000 and estimates that this prepayment will be accretive to earnings for the fiscal year ending September 30, 2012 and thereafter. In June 2012, the Company prepaid $4.8 million of 3.54% brokered certificates of deposit which were scheduled to mature in 2026. In prepaying this deposit, the Company wrote off the remaining broker premium of $133,000 and estimates that this prepayment will be accretive to earnings within one year.

Stockholders’ equity decreased by $310,000 from September 30, 2011 to June 30, 2012 as a result of the net loss of $390,000 and the other comprehensive loss of $136,000 offset by additions to equity resulting from accounting for stock-based compensation and the Company’s ESOP. The other comprehensive loss in the nine months ended June 30, 2012 resulted primarily from the transfer of unrealized gains on available for sale securities to income as such securities were sold, and the gains were realized.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General. The Company recorded a net loss of $150,000 for the three months ended June 30, 2012, compared to net income of $88,000 for the three months ended June 30, 2011. The change was primarily due to lower interest income ($2.8 million in the three months ended June 30, 2012 compared to $2.9 million in the three months ended June 30, 2011), the higher provision for loan losses ($275,000 in the three months ended June 30, 2012 compared to $25,000 in the three months ended June 30, 2011), the costs related to the New York State charter conversion application ($89,000 in the three months ended June 30, 2012), the write off of the broker premium on the early repayment of brokered certificates of deposit ($133,000 in the three months ended June 30, 2012), and higher salaries and benefits ($1.1 million in the three months ended June 30, 2012 compared to $1.0 million in the three months ended June 30, 2011), offset in part by lower interest expense ($672,000 in the three months ended June 30, 2012 compared to $900,000 in the three months ended June 30, 2011) and the gain on sale of securities ($243,000 in the three months ended June 30, 2012).

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

	Three Months Ended June 30,
	2012			2011
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$187,945	$2,504	5.33%	$178,373	$2,614	5.86%
Securities(2)	53,866	259	1.93%	52,391	229	1.75%
Other interest-earning assets(3)	4,773	20	1.68%	5,490	25	1.82%

Total interest-earning assets	246,584	2,783	4.51%	236,254	2,868	4.86%

Non interest-earning assets	6,929			6,990

Total assets	$253,513			$243,244

Interest-bearing liabilities:
Demand deposits	$34,843	42	0.48%	$29,212	52	0.71%
Savings and club accounts	41,891	30	0.29%	41,234	41	0.40%
Certificates of deposit	110,669	411	1.49%	97,828	381	1.56%
Borrowed money(4)	20,722	189	3.65%	35,856	426	4.75%

Total interest-bearing liabilities	208,125	672	1.29%	204,130	900	1.76%

Non interest-bearing deposits	22,516			16,289
Other liabilities	1,174			1,421

Total liabilities	231,815			221,840
Total stockholders’ equity	21,698			21,404

Total liabilities and stockholders’ equity	$253,513			$243,244

Interest rate spread		$2,111	3.22%		$1,968	3.09%

Net interest-earning assets/net interest margin	$38,459		3.42%	$32,124		3.33%

Ratio of interest-earning assets to interest-bearing liabilities		1.18x			1.16x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $2.8 million for the three months ended June 30, 2012, was $85,000 lower than interest income for the three months ended June 30, 2011. The decrease in interest income was primarily due to a decrease of $110,000 in interest from loans, offset in part by a $25,000 increase in interest from investments and other interest-earning assets.

Interest income from loans decreased by $110,000 in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease was due to a 53 basis point decline in the average interest rate on loans, net of a $9.6 million, or 5.4%, increase in the average balance of loans to $187.9 million in the three months ended June 30, 2012 from $178.4 million in the three months ended June 30, 2011. The increase in average loan balances includes loans in the non-residential real estate and commercial loan categories, net of normal amortization and prepayments of one-to-four-family mortgages. The decrease in the average yield resulted principally from lower market interest rates. The decrease in the average yield was partially attributable to higher write offs of deferred loan costs in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011. The Company defers loan origination fees and direct loan origination costs and accretes net amounts as an adjustment of yield over the contractual lives of the related loans. Unamortized net fees and costs are written off if the loan is repaid before its stated maturity. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. The volume of loans sold was lower in the three months ended June 30, 2012 compared to 2011 as a result of market conditions and retaining a portion of the loans originated in the portfolio. Higher loan volume increased interest income by $135,000 while the effective lower interest rates decreased interest income by $245,000.

Interest income from securities increased by $30,000 in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Interest income from securities rose by $7,000 as a result of higher average balances in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and rose by $23,000 as a result of higher yields on the securities portfolio. The higher yields in the three months ended June 30, 2012 compared to June 30, 2011 resulted from reinvesting the proceeds of security sales and calls in securities with slightly longer maturities. Other interest-earning assets consist of cash equivalents, FHLB-NY stock and loans originated for resale. Interest on these assets declined by $5,000 in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 principally due to lower FHLB-NY dividends.

Overall declines in interest rates reduced the average interest rate on interest-earning assets from 4.86% in the quarter ended June 30, 2011 to 4.51% in the comparable 2012 period. Of the $85,000 decrease in interest income in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, higher average balances of interest-earning assets caused an increase of $139,000 in interest income, while lower interest rates caused a decrease in interest income of $224,000.

Interest Expense. Interest expense decreased by $228,000, or 25.3%, to $672,000 in the three months ended June 30, 2012 compared to $900,000 in the comparable 2011 period. Interest expense on demand deposits decreased by $10,000 in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 principally due to lower interest rates paid on those deposits, offset in part by higher average balances. Interest on savings and club account deposits decreased by $11,000 in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 principally due to lower interest rates paid on those deposits.

Interest expense on certificates of deposit increased by $30,000 in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as a result of the impact of higher average balances, net of the impact of lower interest rates in the 2012 period. The average balance of certificates of deposit increased by $12.8 million to $110.7 million in the three months ended June 30, 2012 compared to $97.8 million for the three months ended June 30, 2011. The increase in average balances in the 2012 period was the result of CDARS deposits which were used to refinance the FHLB-NY borrowings as discussed below. The interest rate on certificates of deposit was 1.49% in the three months ended June 30, 2012 compared to 1.56% in the three months ended June 30, 2011 as a result of lower market interest rates on retail deposits.

In February 2012, the Company prepaid $20.0 million of FHLB-NY debt which was scheduled to mature in August 2012. In prepaying this debt, the Company paid a prepayment penalty of $481,000 and estimates that this prepayment and financing will be accretive to earnings for the fiscal year ending September 30, 2012 and thereafter. This prepayment, net of short term borrowing from FHLB-NY reduced the average balance of borrowed money by $15.1 million and reduced the average interest rate from 4.75% to 3.65% in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, reducing interest expense on borrowed money by $237,000.

This refinancing, and overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.76% in the quarter ended June 30, 2011 to 1.29% in the comparable 2012 period. Of the $228,000 decrease in interest expense in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, declines in interest rates reduced interest expense by $133,000, while changes in volume and mix of interest-bearing liabilities caused a decrease in interest expense of $95,000.

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

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$135	$(245)	$(110)
Securities	7	23	30
Other interest-earning assets	(3)	(2)	(5)

Total interest-earning assets	139	(224)	(85)

Interest-bearing liabilities:
Demand deposits	9	(19)	(10)
Savings and club accounts	1	(12)	(11)
Certificates of deposit	48	(18)	30
Borrowed money	(153)	(84)	(237)

Total interest-bearing liabilities	(95)	(133)	(228)

Net interest income	$234	$(91)	$143

Net Interest Income. Net interest income increased $143,000, or 7.3%, to $2.1 million for the three months ended June 30, 2012 compared to $2.0 million in the three months ended June 30, 2011. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, changes in the mix of interest-bearing liabilities, and lower interest rates on those liabilities.

Provision for Loan Losses. The allowance for loan losses was $1.1 million, or 0.55% of gross loans outstanding, at June 30, 2012 compared to $1.2 million or 0.67% of gross loans outstanding at September 30, 2011. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of June 30, 2012 and September 30, 2011, the Bank had $6.1 million and $4.3 million of non-performing loans, respectively, substantially all of which have been placed on non-accrual status. At June 30, 2012 and September 30, 2011, the Bank had $10.5 million and $7.6 million, respectively, in impaired loans. The increase in impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. As a result of the continued weak economy, continued high unemployment, declines in real estate values in the Bank’s primary market area, and the increase in the impaired loans and non-performing loans, $275,000 and $25,000 was provided for loan losses in the nine months ended June 30, 2012 and 2011, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date. In the three months ended June 30, 2012, $765,000 of loan balances classified as loss were written off and charged against the allowance for loan losses.

Non-interest Income. Non-interest income of $327,000 in the three months ended June 30, 2012 was higher than the $78,000 in the comparable 2011 period primarily as a result of the gain on sale of securities of $243,000 in the 2012 period.

Non-interest Expenses. Non-interest expenses increased by $435,000, for the three months ended June 30, 2012, compared to the prior year period. Exclusive of the costs associated with the application for the conversion of the Bank’s charter to a New York State-chartered savings bank ($89,000) and the write off of the broker premium on the early repayment of a brokered certificate of deposit ($133,000), non-interest expense increased by $213,000 in the three months ended June 30, 2012 compared to 2011. Salaries and benefits increased $118,000 in the three months ended June 30, 2012 compared to 2011 due to additions to the lending department to support higher loan volumes and higher incentive compensation, as well as higher employee benefit costs. Higher director fees included the payment of a retainer to the former Chairman of the Board and meeting fees attributable to the services of more directors.

Income Tax Benefit. The income tax benefit was $76,000 in the three months ended June 30, 2012 compared to a benefit of $21,000 in the comparable 2011 period. The income tax benefit in the three months ended June 30, 2012 resulted from the pre-tax loss in that period. The income tax benefit in the three months ended June 30, 2011 includes a reduction in previously recorded tax expense of $55,000 resulting from the change in the Company’s tax year from December 31 to September 30. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended June 30, 2012 and 2011 was different than the statutory rate as a result of certain non-taxable income and expense items.

Comparison of Operating Results for the Nine Months Ended June 30, 2012 and 2011

General. The Company recorded a net loss of $390,000 for the nine months ended June 30, 2012, compared to net income of $218,000 for the nine months ended June 30, 2011. The change was primarily due to higher net interest income ($6.0 million in the nine months ended June 30, 2012 compared to $5.8 million in the nine months ended June 30, 2011), and higher non-interest income ($1.0 million in the nine months ended June 30, 2012 compared to $344,000 in the nine months ended June 30, 2011), net of a higher provision for loan losses ($640,000 in the nine months ended June 30, 2012 compared to $80,000 in the nine months ended June 30, 2011 and higher non-interest expense, including costs related to the New York State charter conversion application ($181,000 in the nine months ended June 30, 2012) and the costs of the early repayment of borrowings and brokered certificates of deposit ($614,000 in the nine months ended June 30, 2012).

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

	Nine Months Ended June 30,
	2012			2011
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$183,675	$7,599	5.52%	$177,540	$7,714	5.79%
Securities(2)	54,965	739	1.79%	53,072	721	1.81%
Other interest-earning assets(3)	8,502	82	1.29%	6,760	109	2.15%

Total interest-earning assets	247,142	8,420	4.54%	237,372	8,544	4.80%

Non interest-earning assets	6,663			6,423

Total assets	$253,805			$243,795

Interest-bearing liabilities:
Demand deposits	$32,510	135	0.55%	$30,094	170	0.75%
Savings and club accounts	41,395	110	0.35%	41,022	123	0.40%
Certificates of deposit	107,863	1,262	1.56%	98,408	1,156	1.57%
Borrowed money(4)	28,056	889	4.22%	35,793	1,285	4.79%

Total interest-bearing liabilities	209,824	2,396	1.52%	205,317	2,734	1.78%

Non interest-bearing deposits	20,946			15,484
Other liabilities	1,174			1,189

Total liabilities	231,94			222,354
Total stockholders’ equity	21,861			21,441

Total liabilities and stockholders’ equity	$253,805			$243,795

Interest rate spread		$6,024	3.02%		$5,810	3.02%

Net interest-earning assets/net interest margin	$37,318		3.25%	$32,055		3.26%

Ratio of interest-earning assets to interest-bearing liabilities		1.18x			1.16x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $8.4 million for the nine months ended June 30, 2012, was $124,000 lower than interest income for the nine months ended June 30, 2011. The decrease in interest income was primarily due to lower interest rates, offset in part by higher average balances of interest earning assets.

Interest income from loans declined by $115,000 in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. The decrease was due to a 28 basis point decrease in the average yield to 5.79% from 5.52%, offset by a $6.1 million, or 3.5%, increase in the average balance of loans to $183.7 million in the nine months ended June 30, 2012 from $177.5 million in the nine months ended June 30, 2011. The increase in average loan balances includes loans in the non-residential real estate, multi-family and commercial loan categories net of normal amortization and prepayments of one-to-four-family mortgages. The decrease in the average yield resulted principally from lower market interest rates and the write off of previously accrued interest on loans which became non accrual during the nine months ended June 30, 2012, net of lower write offs of deferred loan costs in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. The Company defers loan origination fees and direct loan origination costs and accretes net amounts as an adjustment of yield over the contractual lives of the related loans. Unamortized net fees and costs are written off if the loan is repaid before its stated maturity. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. The volume of loans sold was lower in the nine months ended June 30, 2012 compared to 2011 as a result of market conditions and retaining a portion of the loans originated in the portfoli0. Higher loan volume increased interest income by $257,000 while the effective lower interest rates decreased interest income by $372,000.

Interest income from securities increased by $18,000 in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. Interest income from securities increased by $26,000 as a result of higher average balances in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011, and declined by $8,000 as a result of lower yields on the securities portfolio. Other interest-earning assets consist of cash equivalents, FHLB-NY stock and loans originated for resale. Interest on these assets declined by $27,000 in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 principally due to lower FHLB-NY dividends.

Overall declines in interest rates reduced the average interest rate on interest-earning assets from 4.80% in the nine months ended June 30, 2011 to 4.54% in the comparable 2012 period. Of the $124,000 decrease in interest income in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011, higher average balances of interest-earning assets caused an increase of $307,000 in interest income, while lower interest rates caused a decrease in interest income of $431,000.

Interest Expense. Interest expense declined by $338,000, or 12.4%, to $2.4 million in the nine months ended June 30, 2012 compared to $2.7 million in the comparable 2011 period. Interest expense on demand deposits declined by $35,000 in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 due to lower interest rates paid on those deposits, net of the increase in interest expense attributable to higher average balances. Interest on savings and club accounts declined by $13,000 principally due to lower interest rates on those deposits in the nine months ended June 30, 2012 compared to the comparable 2011 period.

Interest expense on certificates of deposit increased by $106,000 in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 as a result of the impact of higher average balances, net of the impact of lower interest rates in the 2012 period. The average balance of certificates of deposit increased by $9.5 million to $107.9 million in the nine months ended June 30, 2012 compared to $98.4 million for the nine months ended June 30, 2011. The increase in average balances in the 2012 period was the result of a $4.9 million, 15 year brokered certificate of deposit, with interest at 3.54% which was prepaid in June 2012. CDARS deposits rose from $8.0 million as of September 30, 2011 to $ $12.0 million as of June 30, 2012 and were used to refinance the FHLB-NY borrowings as discussed below. The interest rate on certificates of deposit was 1.56% in the nine months ended June 30, 2012 compared to 1.57% in the nine months ended June 30, 2011 as a result, net of lower market interest rates on retail deposits, net of the brokered deposit.

In February 2012, the Company prepaid $20.0 million of FHLB-NY debt which was scheduled to mature in August 2012. In prepaying this debt, the Company paid a prepayment penalty of $481,000 and estimates that this prepayment and financing will be accretive to earnings for the fiscal year ending September 30, 2012 and thereafter. This prepayment reduced the average balance of borrowed money by $7.7 million and reduced the average interest rate from 4.79% to 4.22% in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011, reducing interest expense on borrowed money by $396,000.

This refinancing and overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.78% in the nine months ended June 30, 2011 to 1.52% in the comparable 2012 period. Of the $338,000 decrease in interest expense in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011, declines in interest rates reduced interest expense by $210,000, while changes in volume and mix of interest-bearing liabilities caused a decrease in interest expense of $128,000.

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

	Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$257	$(372)	$(115)
Securities	26	(8)	18
Other interest-earning assets	24	(51)	(27)

Total interest-earning assets	307	(431)	(124)

Interest-bearing liabilities:
Demand deposits	13	(48)	(35)
Savings and club accounts	1	(14)	(13)
Certificates of deposit	113	(7)	106
Borrowed money	(288)	(141)	(396)

Total interest-bearing liabilities	(128)	(210)	(338)

Net interest income	$435	$(221)	$214

Net Interest Income. Net interest income increased $214,000, or 3.7%, to $6.0 million for the nine months ended June 30, 2012 compared to $5.8 million for the nine months ended June 30, 2011. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, and increases in interest-bearing liabilities, net of lower interest rates on those liabilities.

Provision for Loan Losses. The allowance for loan losses was $1.1 million, or 0.55% of gross loans outstanding, at June 30, 2012 compared to $1.2 million or 0.67% of gross loans outstanding at September 30, 2011. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of June 30, 2012 and September 30, 2011, the Bank had $6.1 million and $4.3 million of non-performing loans, respectively, substantially all of which have been placed on non-accrual status. At June 30, 2012 and September 30, 2011, the Bank had $10.5 million and $7.6 million, respectively, in impaired loans. The increase in impaired loans resulted from general economic conditions, increased unemployment and the declines in the local real estate market. As a result of the continued weak economy, continued high unemployment, declines in real estate values in the Bank’s primary market area, and the increase in the impaired loans and non-performing loans, $640,000 and $80,000 was provided for loan losses in the nine months ended June 30, 2012 and 2011, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date. In the nine months ended June 30, 2012, $785,000 of loan balances classified as loss were written off and charged against the allowance for loan losses.

Non-interest Income. Non-interest income of $1.0 million in the nine months ended June 30, 2012 was higher than the $344,000 in the comparable 2011 period primarily as a result of the gain on sale of securities of $782,000 in the 2012 period, net of a $103,000 lower gain on sale of loans in the 2012 period resulting from lower loan sales volume.

Non-interest Expenses. Non-interest expenses increased by $1.1 million for the nine months ended June 30, 2012, compared to the prior year period. Exclusive of the costs associated with the application for the conversion of the Bank’s charter to a New York State-chartered savings bank ($181,000) and the cost of early repayment of borrowings and brokered certificates of deposit ($614,000), non-interest expense increased by $287,000 in the nine months ended June 30, 2012 compared to 2011. In the nine months ended June 30, 2012, salaries and employee benefits were $181,000 higher than the corresponding 2011 period due to additions to the lending department to support higher loan volumes and higher incentive compensation, as well as higher employee benefit costs. Higher director fees included the payment of a retainer to the former Chairman of the Board and meeting fees attributable to the services of more directors.

Income Tax Benefit. The income tax benefit was $210,000 in the nine months ended June 30, 2012 compared to a benefit of $94,000 in the comparable 2011 period. The income tax benefit in the nine months ended June 30, 2012 resulted from the pre-tax loss in that period. The income tax benefit in the nine months ended June 30, 2011 includes a reduction in previously recorded tax expense of $165,000 resulting from the change in the Company’s tax year from December 31 to September 30. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the nine months ended June 30, 2012 and 2011 was different than the statutory rate as a result of certain non-taxable income and expense items.

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

The table below sets forth the latest available estimated changes in net interest income, as of March 31, 2012, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
300	$8,373	$(3,254)	-3.7%
200	8,473	(225)	-2.6%
100	8,622	(761)	-0.9%
0	8,698	—	—
-100	8,513	(185)	-2.1%

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

The Company’s primary sources of funds are retail deposits, the CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB-NY advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds, available-for-sale securities or cash equivalents and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and draw upon existing borrowing agreements with the FHLB-NY and the Federal Reserve which provide an additional source of funds. At June 30, 2012 and September 30, 2011, the Company had $22.7 million and $34.4 million of advances from the FHLB-NY, respectively and CDARS deposits of $12.0 million and $8.0 million, respectively. At June 30, 2012 and September 30, 2011, the Company also had none and $5.0 million, respectively of brokered certificates of deposit which were prepaid in June 2012.

In the nine months ended June 30, 2012, net cash provided by operating activities was $3.1 million compared to net cash provided by operating activities of $1.2 million in the same period in 2011. In the nine months ended June 30, 2012 and 2011, the net loss included non-cash expenses (consisting of depreciation, amortization, provision for loan losses, deferred taxes and stock-based compensation) of $1.5 million and $571,000, respectively. Net activity from loans originated for sale provided $2.2 million and $557,000 of cash in the nine months ended June 30, 2012 and 2011, respectively.

In the nine months ended June 30, 2012 investing activities used $11.0 million of cash compared to providing $2.6 million of cash in the nine months ended June 30, 2011. In the nine months ended June 30, 2012 proceeds from the sale of securities provided $23.5 million of cash. In the nine months ended June 30, 2012 and 2011, calls and repayments of securities provided $13.1 million and $13.5 million of cash, respectively, while purchases of securities used $30.1 million and $9.4 million of cash, respectively. Net changes in loans used $17.3 million and 1.4 million of cash in the nine months ended June 30, 2012 and 2011, respectively.

Net cash provided by financing activities was $5.5 million in the nine months ended June 30, 2012 compared to $278,000 in the nine months ended June 30, 2011. In the nine months ended June 30, 2012, repayment of FHLB-NY advances used $11.7 million of cash and changes in deposit balances provided $16.4 million in cash.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2012, the Company had cash and cash equivalents of $2.0 million and available for sale securities of $53.5 million. At June 30, 2012, the Company had outstanding commitments to originate loans of $1.9 million and $13.3 million of undisbursed funds from approved lines of credit, homeowners’ equity lines of credit, and secured commercial lines of credit. Retail certificates of deposit scheduled to mature in one year or less at June 30, 2012, totaled $64.4 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

The Company has an Overnight Advance line of credit with the FHLB-NY, which was unused at June 30, 2012 and September 30, 2011. The Company’s overall credit exposure at the FHLB-NY, including borrowings under the Overnight Advance line of credit and other term borrowings cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loans and securities pledged as collateral.

The following table sets forth the Bank’s capital position at June 30, 2012, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)

Total capital (to risk-weighted assets)	$20,383	12.16%	≥	$13,407	≥	8.00%	≥	$16,759	≥	10.00%
Core (Tier 1) capital (to risk-weighted assets)	19,327	11.53		N/A		N/A	≥	10,055	≥	6.00
Core (Tier 1) capital (to total adjusted assets)	19,327	7.48	≥	10,329	≥	4.00	≥	12,911	≥	5.00
Tangible capital (to total adjusted assets)	19,327	7.48	≥	3,873	≥	1.50		N/A		N/A

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

Part II: Other Information

Item 1A. Risk Factors

Except as discussed below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

The pending Merger and related transactions involving the Company and Customers are not guaranteed to occur. If the Merger and related transactions do not occur, our business, results of operations and our stock price could be materially adversely affected.

On August 10, 2012, the Company announced that it had entered into the Merger Agreement whereby the Company will be merged into Customers, and the Bank will be merged into Customers’ wholly-owned bank subsidiary, Customers Bank. Upon effectiveness of the Merger, Customers is to acquire all outstanding shares of the Company’s common stock in exchange for shares of Customers’ common stock based on an exchange ratio to be determined using a valuation date prior to the closing of the transaction. Any fractional shares that result due to this exchange of shares will be paid in cash. Consummation of the Merger is subject to the satisfaction of a number of conditions, including but not limited to: (i) approval of the Merger by the holders of a majority of the outstanding shares of the Company’s common stock; (ii) the receipt of all required regulatory approvals; (iii) the non-occurrence of any event that has a material adverse effect on the Company and its subsidiaries; and (iv) as of the closing date (before giving effect to the Merger), CMS and its subsidiaries shall have, on a consolidated basis, nonperforming assets less than or equal to $12 million, as well as other conditions to closing as are customary in transactions such as the Merger. In addition, Customers is not required to seek regulatory approval with respect to the Merger until after regulatory approval is received for the Acacia Transaction. Assuming the satisfaction of such conditions, it is currently expected that the Merger will become effective in the first half of 2013. However, external factors that are beyond the control of the Company, such as the failure to obtain stockholder approval, regulatory approval or non-objection, or potential shareholder litigation, could cause a delay or inability of the Company to consummate the Merger or the other related transactions.

As a result of the pending Merger: (i) the attention of management and employees may be diverted from day-to-day operations as they focus on matters relating to preparation for integration of the Bank’s operations with those of Customers Bank; (ii) the restrictions and limitations on the conduct of the Company’s business pending the Merger and other related transactions may disrupt or otherwise adversely affect our business and relationships with our customers, and may not be in the best interests of the Company if it were to have to act as an independent entity following a termination of the Merger Agreement; (iii) the Company’s ability to retain its existing employees may be adversely affected due to the uncertainties created by the Merger; and (iv) the Company’s ability to maintain existing customer relationships, or to establish new ones, may be adversely affected. Any delay in consummating the Merger may exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger and/or related transactions will become effective. If the Merger and related transactions do not become effective because all conditions to closing are not satisfied, or because one of the parties, or all of the parties mutually, terminate the Merger Agreement, the following adverse effects are possible: (i) the Company’s stockholders will not receive the Customers’ common stock in exchange for Company comment stock which Customers has agreed to pay based on an exchange ratio; (ii) the Company’s stock price may decline; (iii) the Company’s business may have been adversely affected; (iv) the Company will have incurred significant transaction costs related to negotiating and working towards the Merger, which may or may not be reimbursable up to $300,000 by Customers; and (v) under certain circumstances, the Company may have to pay Customers a termination fee of up to $1,000,000. For further information regarding the Merger, see Note 14 to the Company’s Consolidated Financial Statements.

As a result of the Dodd-Frank Act and other proposed changes, we may become subject to more stringent capital requirements.

On June 12, 2012, the Federal Reserve, FDIC and the OCC issued notices of proposed rulemakings that revise each agency’s risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision, including implementation of a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement. Additionally, consistent with Basel III, the federal banking agencies propose to apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified “buffer” of common equity tier 1 capital in addition to the minimum risk-based capital requirements. The proposed rulemaking also would revise the agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity. These capital requirements are proposed to be phased in beginning in January 2013, although the agencies recently announced an extension of the comment period to allow interested persons more time to understand, evaluate, and prepare comments on the proposals, which may potentially delay the effective date of the proposed phase-in capital requirements.

There can be no assurance that the Dodd-Frank Act and the proposed rules, if adopted, will not have a material impact on our business, financial condition and results of operations.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (1)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (2)

3.3	Bylaws of CMS Bancorp, Inc. (1)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (1)

4.2	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (3)

4.3	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101	Interactive data files: (i) Consolidated Statements of Financial Condition as of June 30, 2012 and September 30, 2011 (unaudited), (ii) Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 2012 and 2011 (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) for the Three Months and Nine Months Ended June 30, 2012 and 2011 (unaudited), (iv) Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.**

*	Included herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMS Bancorp, Inc.

Date: August 14, 2012	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: August 14, 2012	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer