Form 10-K
period 2012-09-30
CMS Bancorp, Inc.
filed 2012-12-28
CIK 1350072

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of March 31, 2012 was $9.4 million.

As of December 28, 2012, the registrant had 1,862,803 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s 2012 Annual Report to stockholders are incorporated by reference into Part II.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	risks associated with the pending merger with Customers Bancorp;

•	changes in interest rates;

•	our allowance for loan losses may not be sufficient to cover actual loan losses;

•	the risk of loss associated with our loan portfolio;

•	lower demand for loans;

•	changes in our asset quality;

•	other-than-temporary impairment charges for investments;

•	the soundness of other financial institutions;

•	changes in liquidity;

•	changes in the real estate market or local economy;

•

operational challenges or increased costs we may experience in the course of full transition to our new regulators as a result of the complete transfer of the OTS’s functions under the Dodd-Frank Act and the subsequent conversion of CMS Bank’s charter to that of a New York state-chartered savings bank;

•	our ability to retain our executive officers and other key personnel;

•	competition in our primary market area;

•	risk of noncompliance with laws and regulations, including changes in laws and regulations to which we are subject;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents;

•	the low trading volume in our stock;

•	recent developments affecting the financial markets, including the actual and threatened downgrade of U.S. government securities; and

•	risks related to use of technology and cybersecurity.

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

General

CMS Bancorp, Inc. (“CMS Bancorp or the Company”) is a Delaware corporation formed in 2007. CMS Bank (“CMS or the Bank”), a New York state-chartered savings bank, is a wholly-owned subsidiary of CMS Bancorp. CMS Bancorp is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”) as a savings and loan holding company. CMS Bank is regulated by the New York State Department of Financial Services (“NYSDFS”) and the Federal Deposit Insurance Corporation (“FDIC”) as a New York state-chartered savings bank. CMS Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “CMSB.”

CMS Bancorp is headquartered in White Plains, New York and its principal business is to operate CMS, which conducts its operations mainly through its corporate administrative office in White Plains, New York and five retail banking offices located in Westchester County, New York. CMS’s deposits are insured by the FDIC up to the applicable legal limits under the Deposit Insurance Fund (“DIF”). CMS’s principal business is accepting deposits from the general public and using those deposits to make residential loans, as well as commercial real estate loans and loans to individuals and small businesses primarily in Westchester County and the neighboring areas in New York State. CMS also uses funds from deposits to invest in short- and medium-term marketable securities and other liquid investments.

Unless otherwise indicated, the information presented in this Annual Report on Form 10-K represents the consolidated activity of CMS Bancorp and the Bank for the fiscal year ended September 30, 2012.

At September 30, 2012, total assets were $264.7 million, deposits were $203.5 million and total stockholders’ equity was $22.0 million.

Pending Merger with Customers Bancorp

On August 10, 2012, the Company announced that it entered into a definitive merger agreement with Customers Bancorp, Inc., headquartered in Wyomissing, Pennsylvania (“Customers”) whereby through a series of transactions, the Company will be merged into Customers, and the Bank will be merged into Customers’ wholly-owned bank subsidiary, Customers Bank, a Pennsylvania state-chartered bank headquartered in Phoenixville, Pennsylvania (the “Merger”). Upon completion of the Merger, Customers will have acquired all outstanding shares of CMS Bancorp’s common stock in exchange for shares of Customers’ common stock. Any fractional shares that result due to this exchange of shares will be paid in cash. As of the date of the merger announcement, the total transaction value was approximately $20.8 million, and the Merger Agreement provides for CMS Bancorp’s stockholders to receive shares of Customers’ voting common stock based upon an exchange ratio determined at the closing of the transaction, with fractional shares to be cashed out. The exchange ratio formula provides that CMS Bancorp stock will be valued at 95% CMS Bancorp’s common stockholders’ equity as of the month end prior to the closing, while Customers’ stock will be valued at 125% of Customers’ modified stockholder equity as of the month end prior to closing. Modified stockholders’ equity is defined as June 30, 2012 common stockholders’ equity plus additions to retained earnings through the month-end prior to closing. If, however, the closing occurs on or after April 30, 2013, the valuation date will be fixed as of March 31, 2013. Shares issued by Customers in capital raises and purchase accounting adjustments from any other acquisitions will not be included in calculating modified stockholders’ equity.

The Merger Agreement has been unanimously approved by CMS Bancorp’s Board of Directors and the transactions contemplated by the Merger Agreement are subject to various conditions including, among other things, (i) approval of the Merger by the holders of a majority of the outstanding shares of CMS Bancorp’s common stock; (ii) the receipt of all required regulatory approvals; (iii) the non-occurrence of any event that has a material adverse effect on CMS Bancorp and its subsidiaries; and (iv) as of the closing date (before giving effect to the Merger), CMS Bancorp and its subsidiaries shall have, on a consolidated basis, nonperforming assets (as defined in the Merger Agreement) less than or equal to $12 million, as well as other conditions to closing that are customary in transactions such as the Merger. In addition, Customers is currently in the process of seeking regulatory approval related to its acquisition of Acacia Federal Savings Bank, headquartered in Falls Church, Virginia (the “Acacia Transaction”). Customers is not required to seek regulatory approval with respect to the Merger until after regulatory approval is received for the Acacia Transaction. Assuming the satisfaction of such conditions, it is currently expected that the Merger will be completed in the first half of calendar year 2013. For additional information about the Merger announcement, see the Company’s Form 8-K and press release exhibit filed with the U.S. Securities and Exchange Commission (“SEC”) on August 10, 2012.

Business Strategy

The mission of CMS Bancorp is to operate and grow CMS as a profitable community-oriented financial institution serving primarily individual customers and small businesses through retail operations in our market area. Subject to completion of the anticipated pending Merger with Customers, CMS’s overall growth strategy is generally to:

•	capitalize on its knowledge of the local banking market;

•

continue to originate traditional one-to-four-family real estate loans for resale, as well as continue to diversify the loan portfolio into higher yield multi-family, non-residential, construction and commercial loan markets and provide a variety of deposit products to its customer base;

•	provide superior, highly personalized and prompt service to its customers;

•	offer competitive rates and develop customer relationships to attract new deposits and maintain its existing deposit base;

•	maintain strong asset and capital quality;

•	build its brand identity and strengthen its bonds to the community by unifying its retail banking office appearance; and

•	meet the needs of its customers through a service-oriented approach to banking, which emphasizes delivering a consistent and quality level of professional service in the communities that CMS serves.

Under its current management team, CMS Bancorp and CMS are committed to making CMS’s operations more efficient, controlling non-interest expense and implementing an aggressive sales and marketing culture to enhance productivity and loan originations and improve the operations of its retail banking office network. In addition, management continues to monitor the loan portfolio, the real estate market and loan underwriting standards to minimize the impact of any volatility in the financial markets or decline in the economy generally as well as in our market area.

Market Area

CMS’s primary market area is Westchester County, New York, a northern suburb of New York City. CMS conducts its retail banking operations from its corporate administrative office located in White Plains, the county seat for Westchester, and five retail banking offices located in Eastchester, Greenburgh, Mount Kisco, Mount Vernon and East White Plains, New York.

The Westchester market area is characterized by a thriving, vibrant and affluent suburban economy. Based on data provided by the U.S. Bureau of Economic Analysis as of 2010, Westchester continues to be one of the state’s wealthiest counties, with a population of approximately 950,000 and an estimated per capita personal income of $73,159. Westchester County is the headquarters location of numerous large and small businesses, including household names like Pepsico, Inc. and IBM Corporation. Current economic conditions, including but not limited to unemployment and declines in home values have had a negative impact on the local economy, and have had a negative impact on CMS.

Competition

CMS faces intense competition in its market area both in making loans and attracting deposits. New York has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in New York and surrounding states. The Westchester County deposit market is highly competitive and includes the largest banks in the country. Some of these competitors have more resources, capital, extensive branch and automated teller machine networks and established customer bases and may offer additional services that CMS does not offer. For example, CMS does not provide trust or investment services or credit cards. Therefore, customers who seek “one-stop shopping” may be drawn to CMS’s competitors for their depth of product offerings. CMS faces additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, mutual funds, and insurance companies.

Lending Activities

Regulations require savings banks to adopt and maintain a written policy that establishes appropriate limits and standards for all extensions of credit that (i) are secured by liens on or interests in real estate, or (ii) are made for the purpose of financing the construction of a building or other improvements to real estate. The regulations also require CMS to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying guidelines, which include loan-to-value ratios for the different types of real estate loans. CMS is also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified. CMS has established and implemented these required policies regarding its real estate lending activities.

Loan Portfolio Composition. CMS has a long-standing commitment of originating residential loans and, in recent years, multi-family, non-residential and commercial loans. In late 2008, CMS began to sell most of its one-to-four family loan originations to the secondary market. In the fiscal years ended September 30, 2012 and 2011, CMS originated $8.6 million and $13.6 million, respectively, of loans for resale. At September 30, 2012, CMS had total loans of $202.2 million, of which $96.4 million, or 47.7%, were one-to-four-family residential mortgages. Of the one-to-four-family residential mortgage loans outstanding at September 30, 2012, 82.6% were fixed-rate loans and 17.4% were adjustable-rate mortgage loans. CMS’s residential loan origination activity is primarily concentrated in Westchester County, New York. At September 30, 2012, 68.7% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in Westchester County, 16.4% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in Putnam, Rockland, Dutchess and the Bronx counties of New York and 14.9% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in other counties in New York and outside of the state of New York.

CMS also originates multi-family, non-residential, construction, home equity and second mortgage and commercial loans both within and outside of Westchester County, New York. At September 30, 2012, CMS had $105.8 million, or 52.3% of total loans, in these loan categories, including commercial loans comprising $30.6 million, or 15.1% of total loans.

The following table sets forth the composition of CMS’s mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.

	At September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
One-to-four-family	$96,449	47.7%	$101,064	56.3%	$123,116	68.6%	$135,580	80.2%	$156,519	86.8%
Multi-family	21,220	10.5%	14,283	8.0%	9,124	5.1%	4,021	2.4%	2,435	1.4%
Non-residential	43,361	21.4%	30,674	17.1%	22,259	12.4%	10,170	6.0%	9,819	5.5%
Construction	398	0.2%	309	0.2%	796	0.4%	667	0.4%	2,409	1.3%
Home equity and second mortgages	10,111	5.0%	10,905	6.0%	9,454	5.3%	9,245	5.5%	8,147	4.5%

Total real estate loans	171,539	84.8%	157,235	87.6%	164,749	91.8%	159,683	94.5%	179,329	99.5%

Commercial loans	30,618	15.2%	22,207	12.4%	14,255	8.0%	8,985	5.3%	600	0.3%

Consumer	83	0.0%	90	0.0%	386	0.2%	333	0.2%	406	0.2%

Total loans	202,240	100.0%	179,532	100.0%	179,390	100.0%	169,001	100.0%	180,335	100.0%

Allowance for loan losses	(967)		(1,200)		(1,114)		(749)		(516)
Net deferred origination costs and fees	189		464		790		1,041		1,314

Total loans receivable, net	$201,462		$178,796		$179,066		$169,293		$181,133

Loan Maturity. The following tables present the contractual maturity of CMS’s loans, the aggregate dollar amounts of the loans, and whether these loans had fixed or adjustable interest rates at September 30, 2012. The table does not include the effect of prepayments or scheduled principal amortization.

	At September 30, 2012
	One- to four- family	Multi- family	Non- residential	Commercial	Home Equity and second mortgages	Construction and Consumer	Total
	(Dollars in thousands)
Amount due:
One year or less	$32	$822	$1,188	$4,037	$—	$425	$6,504

More than one year to three years	308	287	5,538	2,091	—	31	8,255
More than three years to five years	1,558	—	2,123	2,160	24	25	5,890
More than five years to ten years	9,267	8,800	19,999	9,952	—	—	48,018
More than ten years to twenty years	18,803	4,583	8,412	6,899	6,204	—	44,901
More than twenty years	66,481	6,728	6,101	5,479	3,883	—	88,672

Total due after one year	96,417	20,398	42,173	26,581	10,111	56	195,736

Total due:	$96,449	$21,220	$43,361	$30,618	$10,111	$481	202,240

Allowance for loan losses							(967)
Net deferred origination costs and fees							189

Loans receivable, net							$201,462

Amount due after one year:
Fixed rate	$79,665	$7,880	$11,758	$11,674	$2,731	$56	$113,764
Adjustable rate	$16,752	$12,518	$30,415	$14,907	$7,380	$—	$81,972

The following table presents CMS’s loan originations, purchases, sales and principal repayments for the periods indicated.

	For the Year Ended September 30,
	2012	2011
	(Dollars in thousands)
Loans receivable, net at beginning of period	$179,532	$179,390

Originations by type:
One-to-four-family	22,807	2,479
Multi-family	9,320	4,947
Non-residential	14,531	11,861
Commercial	9,690	11,932
Home equity net increase (decrease) and other	(822)	1,488

	55,26	32,707
Principal repayments	(32,818)	(32,565)

Loans receivable, net at end of period	$202,240	$179,532

Loans held for sale at beginning of period	$2,200	$557
Originations of one-to-four-family	8,575	13,599
Loans sold	(8,349)	(11,956)

Loans held for sale at end of period	$2,426	$2,200

Residential Mortgage Lending. CMS has historically emphasized the origination of mortgage loans secured by one-to-four-family properties that serve as the primary residence of the owner. In late 2008, CMS began to sell or refer most of its one-to-four-family loan originations to the secondary market, which resulted in realized gains of $183,000 and $256,000 in the fiscal years ended September 30, 2012 and 2011, respectively. In the years ended September 30, 2012 and 2011, CMS originated $8.6 million and $13.6 million of loans for resale. As of September 30, 2012, loans on one-to-four-family residential properties accounted for $96.4 million, or 47.7%, of CMS’s total loan portfolio. Of residential mortgage loan balances outstanding on that date, 82.6% were fixed rate loans and 17.4% were adjustable-rate loans.

Most of CMS’s loan originations are from existing or past customers, members of its local communities or referrals from local real estate agents, attorneys, brokers and builders. CMS believes that its retail banking offices and on-line mortgage application service are a significant source of new loan generation.

CMS’s mortgage loan originations are generally for terms of 15 to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty, generally after the first year of the loan. Conventional residential mortgage loans granted by CMS customarily contain “due-on-sale” clauses, which permit CMS to accelerate the indebtedness of the loan upon transfer of ownership of the mortgage property.

CMS offers conventional mortgage loans for terms of up to 30 years using standard documents. CMS generally lends up to a maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties of 80% of the lesser of the appraised value or purchase price of the property.

CMS also offers adjustable-rate mortgage loans with a maximum term of 30 years. Adjustable-rate loans offered by CMS include loans that provide for an interest rate based on the interest paid on U.S. Treasury securities of corresponding terms plus a margin of up to 2.75%. At times, CMS offers adjustable-rate loans with initial rates below those that would prevail under the foregoing computations, based upon its determination of market factors and competitive rates for adjustable-rate loans in its market area. Borrowers of adjustable-rate loans are qualified at the fully indexed rate at the time of origination.

CMS’s adjustable-rate mortgages include limits on increases or decreases in the interest rate of the loan. The interest rate generally may increase or decrease by a maximum of 2.0% per adjustment with a ceiling rate over the life of the loan. The retention of adjustable-rate mortgage loans in CMS’s loan portfolio helps reduce exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

Multi-family Loans. CMS actively seeks opportunities to make loans secured by real estate improved with multi-family (five or more units) buildings. These loans are structured with repayment terms of up to 30 years. Interest rates are generally reset every five years during the term of the loan based on an established index and spread. Multi-family loans represented 10.5% of total loans at September 30, 2012.

Construction Loans. CMS offers short-term construction loans to well-established builders for projects that are substantially preleased or presold, where a takeout commitment is in place through CMS or another lender. For these types of loans, CMS generally obtains the personal guarantee of the builder. Construction real estate loans represented 0.2% of total loans at September 30, 2012.

Home Equity Loans and Lines of Credit. CMS offers home equity loans and lines of credit that are secured by the borrower’s primary residence. CMS’s home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity loans and lines of credit are offered with terms up to 25 years. CMS’s home equity loans and home equity lines of credit are originated with either fixed or adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten under the same criteria that CMS uses to underwrite one-to-four-family loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing mortgage loan. At the time that CMS closes a home equity loan or line of credit, it records a mortgage to perfect its security interest in the underlying collateral. At September 30, 2012, the outstanding balances of home equity loans and lines of credit totaled $10.1 million, or 5.0% of its loan portfolio. Of these loans, $7.4 million had adjustable rates of interest and $2.7 million were at fixed interest rates.

Non-Residential Real Estate Loans. In underwriting non-residential real estate loans, consideration is given to the property’s historic and projected future cash flow, current and projected occupancy, location and physical condition. At September 30, 2012, CMS’s non-residential real estate loan portfolio totaled $43.4 million, or 21.4% of total loans. The non-residential real estate portfolio consists of loans that are collateralized by properties in CMS’s normal lending area. CMS lends up to a maximum loan-to-value ratio of 80% on commercial properties and usually requires the net operating income generated by the property to cover the debt service by a minimum of 1.2 times.

Non-residential real estate lending involves additional risks compared to one-to-four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, non-residential real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. CMS’s loan policies limit the amount of loans to a single borrower or group of borrowers in order to reduce this risk.

Because of increased risks associated with non-residential real estate loans, these loans generally have a higher interest rate and shorter term than residential mortgage loans. Non-residential real estate loans are generally offered at variable rates tied to the prime rate or the Federal Home Loan Bank rate.

Commercial Loans. In addition to non-residential real estate loans, CMS also engages in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At September 30, 2012, CMS’s commercial loan portfolio totaled $30.6 million or 15.2% of its loan portfolio.

Unless otherwise structured as a mortgage on commercial real estate, such loans generally are limited to terms of five years or less and have variable interest rates tied to the prime rate. Whenever possible, CMS collateralizes these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment and personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages.

Commercial loans are generally considered to involve a higher degree of risk than residential mortgage loans. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and cash flow of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. CMS utilizes the services of an outside consultant to conduct on-site reviews of the commercial loan portfolio to ensure adherence to underwriting standards and policy requirements.

Consumer Loans. CMS offers a variety of consumer loans to meet customer demand and the needs of the community and to increase the yield on its loan portfolio. At September 30, 2012, the consumer loan portfolio totaled $83,000 of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. CMS expects that installment consumer loans will continue to account for the major portion of its consumer lending volume.

Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets. Despite these risks, CMS’s level of consumer loan delinquencies generally has been low. No assurance can be given, however, that CMS’s delinquency rate on consumer loans will continue to remain low in the future, or that CMS will not incur future losses on these activities.

Loan Approval Procedures and Authority. CMS’s lending policies provide that the maximum mortgage amount is 90% of the CMS’s legal lending limit ($4.5 million for loans not secured by readily marketable collateral as of September 30, 2012), with minimum mortgage amounts generally of $100,000. Once CMS receives a completed application, depending upon the size of the requested loan and its conformity with CMS’s lending policy, each qualifying application is presented to the Senior Lending Officer and the President and Chief Executive Officer; the Loan Committee (which consists of CMS directors and officers); or the Board of Directors for approval.

The following describes CMS’s current lending procedures. Upon receipt of a completed loan application from a prospective borrower and compliance with applicable disclosure requirements, CMS orders a credit report, verifies certain other information, and obtains additional financial or credit related information. CMS requires an appraisal for all mortgage loans, including loans made to refinance existing mortgage loans at higher loan amounts. Appraisals are performed by licensed or certified third-party appraisal firms that have been approved by CMS’s management, Loan Committee and Board of Directors. CMS requires title insurance on all mortgage loans. CMS also requires borrowers to obtain hazard insurance, and if applicable, will require borrowers to obtain flood insurance and environmental inspections prior to closing. Borrowers are generally required to pay on a monthly basis together with each payment of principal and interest into a mortgage escrow account from which CMS makes disbursements for items such as real estate taxes, flood insurance, and private mortgage insurance premiums, as required.

Asset Quality. One of CMS’s key operating objectives has been and will continue to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties (as applicable), CMS has been proactive in addressing problem and non-performing assets. These strategies, as well as CMS’s high proportion of one-to-four-family mortgage loans, maintenance of sound credit standards for new loan originations and loan administration procedures, have resulted in historically low delinquency ratios and, in recent years, insignificant amounts of non-performing assets. These factors have helped strengthen CMS’s financial condition.

At September 30, 2012, the Company had loans in the amount of $11.4 million or 5.7% of total loans that were considered to be impaired. Interest income recorded on impaired loans during the year ended September 30, 2012 was $178,000 and had all such loans been performing in accordance with their original terms, additional interest income of $461,000 would have been recognized.

Delinquent Loans and Foreclosures. When a borrower fails to make required payments on a loan, CMS takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, CMS’s mortgage servicer is responsible for collection procedures pursuant to timetables that are in conformity with industry guidelines, including those of the Federal National Mortgage Association, Federal Housing Association, and Veterans’ Administration and applicable law and regulation. CMS encourages borrowers who are delinquent to utilize the loss mitigation counseling services provided by the servicer. When a borrower has suffered some type of financial hardship that has caused them to become delinquent, CMS offers various workout options to assist the borrower in bringing the loan current. It has been CMS’s experience that the application of these procedures results in most loan delinquencies being cured with minimal expense or loss.

In situations where a borrower fails to bring a loan current or enter into an acceptable remediation plan, the loan will be recommended for foreclosure when it becomes 90 days past due. The Senior Lending Officer will review this recommendation and, if in concurrence, will send the loan to CMS’s Loan Committee for approval to proceed with the foreclosure action. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, CMS either sells the real property securing the loan at the foreclosure sale or sells the property as soon thereafter as practical. In the event a deficiency balance remains after the sale of the foreclosed property, CMS will seek collection of the deficiency balance. The collection procedures for consumer, commercial, and other loans, excluding student loans, follow similar guidelines. If collection activity is unsuccessful after 120 days, CMS may charge-off the loan and/or refer the matter to its legal counsel for further collection effort. Loans deemed uncollectable are proposed for charge-off. All loan charge-offs regardless of amount are approved by the Senior Lending Officer or the President. Charge-offs in excess of $2,500 must be approved by a second officer and reported to the Loan Committee at its next scheduled meeting. The collection procedures for guaranteed student loans follow those specified by federal and state guidelines.

CMS’s policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and CMS’s actions and plans to cure the delinquent status of the loans and to dispose of the real estate.

The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
Residential mortgage loans, including home equity	$6,086	$3,809	$2,447	$1,667	$1
Home equity and second mortgage	129	406	—	—	—
Commercial loans	—	72	—	—	—
Consumer loans	—	19	—	—	—

	6,197	4,306	2,447	1,667	1

Loans past due 90 days or more but still accruing:
Residential mortgage loans	—	—	523	—	—
Consumer loans	—	6	—	—	—
Student loans	—	—	2	4	4

	—	6	525	4	4

Total non-performing loans	$6,197	$4,312	$2,972	$1,671	$5

CMS stops accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. CMS designates loans on which it stops accruing income as non-accrual loans and it reverses outstanding interest that it previously credited. CMS may recognize income in the period that CMS collects it, when the ultimate collectibility of principal is no longer in doubt. CMS returns a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Loans which are not impaired are collectively evaluated for reserve purposes. CMS had loans totaling $8.8 million and $5.1 million at September 30, 2012 and 2011, respectively, which were classified as substandard.

Foreclosed real estate consists of property acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. While CMS has had to place loans in the process of foreclosure, CMS had no foreclosed real estate during the fiscal years ended September 30, 2012 or 2011.

Allowance for Loan Losses. The following table sets forth activity in CMS’s allowance for loan losses and other ratios at the dates indicated.

	For the Years Ended September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period:	$1,200	$1,114	$749	$516	$269

Charge-offs:
One-to-four-family	810	—	—	—	—
Commercial	50	—	—	—	—
Home equity	260	—	—	—	—
Consumer	4	—	3	—	1

Total	1,124	—	3	—	1

Recoveries:
Consumer	—	—	2	3	—

Total	—	—	2	3	—

Net (charge-offs)/recoveries	(1,124)	—	(1)	3	(1)

Provisions charged to operations	891	86	366	230	248

Balance at end of period	$967	$1,200	$1,114	$749	$516

Average loans outstanding	$187,835	$178,102	$174,634	$177,239	$160,695

Ratio of net charge-offs during the period to average loans outstanding during the period	0.60%	0.00%	0.00%	0.00%	0.01%

The allowance for loan losses is a valuation account that reflects CMS’s evaluation of the losses inherent in its loan portfolio. CMS maintains the allowance through provisions for loan losses that it charges to income. CMS charges losses on loans against the allowance for loan losses when it believes that the collection of loan principal is unlikely. During the year ended September 30, 2012, $1.1 million of loans were charged off against the allowance for loan losses, and $891,000 was added to the allowance for loan losses through a provision charged to operations.

The allowance for loan losses was $967,000, or 0.48%, of gross loans outstanding, at September 30, 2012 compared to $1.2 million, or 0.67% of gross loans outstanding, at September 30, 2011. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. The specific allowance for loans individually evaluated for impairment was $48,000 at September 30, 2012, compared to $379,000 at September 30, 2011. The decrease of $331,000 was due principally to the write off of specific loans against the allowance during the year ended September 30, 2012. The allowance for loans collectively evaluated for impairment was $919,000 at September 30, 2012 compared to $821,000 at September 30, 2011. The increase of $98,000 was the result of changes in the size and mix of the loan portfolio as well as changes in the allowance allocation percentages applied to the loan categories. The allowance allocation, or loss percentages are based on one to five year historical charge offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the Federal Deposit Insurance Corporation Uniform Bank Performance Report (“UBPR”) loss experience for the Bank’s Peer Group. As of September 30, 2012 and 2011, CMS had $6.2 million and $4.3 million of non-performing loans, respectively, substantially all of which are in process of foreclosure and are considered impaired and have been placed on non-accrual status. At September 30, 2012 and 2011, the Bank had $11.4 million and $7.6 million of loans classified as impaired. At September 30, 2012, $1.5 million of these impaired loans required specific loss allowances totaling $48,000. The remaining $9.9 million of impaired loans did not require specific loss allowances. At September 30, 2011, $1.0 million of impaired loans required specific loss allowances of $379,000. The impaired loans were primarily the result of continued difficult general economic conditions, increased unemployment and continued declines in the local real estate market.

In addition, the FDIC and NYSDFS, as an integral part of their examination process, will periodically review CMS’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The FDIC and NYSDFS may require CMS to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on the examiners’ judgments of information available to them at the time of their examination. An increase in the allowance for loan losses would adversely affect CMS’s results of operations.

CMS believes that its allowance for loan losses adequately reflects the level of risk in its loan portfolio. Through normal internal credit review procedures, management identifies potential problem loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers to experience difficulties in the future in complying with loan repayments.

The following table presents CMS’s allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	At September 30,
	2012			2011			2010
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four-family	$625	$96,449	47.7%	$583	$101,064	56.3%	$604	$123,116	68.6%
Multi-family	35	21,220	10.5%	29	14,283	8.0%	9	9,124	5.1%
Non-Residential	67	43,361	21.4%	92	30,674	17.1%	52	22,259	12.4%
Construction	3	398	0.2%	3	309	0.2%	21	796	0.4%
Equity & Second	71	10,111	5.0%	31	10,905	6.0%	53	9,454	5.3%

	801	171,539	84.8%	738	157,235	87.6%	739	164,749	91.8%
Commercial	164	30,618	15.2%	459	22,207	12.4%	364	14,255	8.0%
Consumer	2	83	0.0%	3	90	0.0%	11	386	0.2%

Total	$967	$202,240	100.0%	$1,200	$179,592	100.0%	$1,114	$179,390	100.0%

	At September 30,
	2009			2008
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four-family	$545	$135,580	80.2%	$198	$156,519	86.8%
Multi-family	3	4,021	2.4%	1	2,435	1.4%
Non-Residential	22	10,170	6.0%	127	9,819	5.5%
Construction	8	667	0.4%	117	2,409	1.3%
Equity & Second	125	9,245	5.5%	15	8,147	4.5%

	703	159,683	94.5%	458	179,329	99.5%
Commercial	36	8,985	5.3%	44	600	0.3%
Consumer	10	333	0.2%	14	406	0.2%

Total	$749	$169,001	100.0%	$516	$180,335	100.0%

Investment Activities

CMS’s Board of Directors reviews and approves CMS’s asset liability and investment policy on an annual basis. The Chief Executive Officer and Chief Financial Officer, as authorized by the Board of Directors, implement this policy based on established guidelines. CMS’s asset liability policy is designed primarily to manage the interest rate sensitivity of its assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement its lending activities and to provide and maintain liquidity within established guidelines. In establishing its investment strategies, CMS considers its interest rate sensitivity, the types of securities to be held, liquidity and other factors. CMS has the authority to invest in various types of assets, including securities of various government-sponsored enterprises, mortgage-backed securities, certain time deposits of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks and municipal and corporate debt instruments.

Securities Portfolio. CMS classifies securities as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. At September 30, 2012, CMS did not have any held to maturity securities and available for sale investments totaled $48.4 million, or 18.3%, of CMS’s total assets. During the fiscal year ended September 30, 2012, CMS purchased $50.2 million of available for sale securities and received proceeds of $38.6 million from the repayment of available for sale securities and proceeds from the sale of securities of $23.5 million. The balance of securities consisted of other interest earning deposits and Federal Home Loan Bank of New York (“FHLB-NY”) stock.

CMS’s investment securities consist of fixed-rate and adjustable-rate government-sponsored enterprise securities and mortgage-backed securities, all of which are directly or indirectly insured or guaranteed by the issuing agency, and to a smaller degree, corporate and municipal bonds. The following table sets forth the composition of CMS’s securities and interest-earning assets portfolios at the dates indicated.

	At September 30,
	2012		2011		2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities:
Government National Mortgage Corporation	$—	—%	$4,469	6.9%	$4,635	7.6%
Federal Home Loan Mortgage Corporation	8,662	17.0%	4,049	6.2%	5,803	9.5%
Small Business Administration	7,120	14.0%	10,602	16.2%	7,284	12.0%
U.S. Government Agencies	24,088	47.3%	35,674	54.7%	38,614	63.4%
Corporate bonds	4,599	9.0%	3,805	5.8	—	—
Municipal bonds	3,892	7.7%	1,163	1.8	—	—

Total securities available for sale	48,361	95.0%	59,762	91.6%	56,336	925%

Other interest-earning assets:
Federal Home Loan Bank of New York stock	2,032	4.0%	1,904	2.9%	1,956	3.2%
Interest-earning deposits	501	1.0%	3,587	5.5%	2,616	4.3%

Total other interest-earning assets	2,533	5.0%	5,491	8.4%	4,572	7.5%

Total	$50,894	100.0%	$65,253	100.0%	$60,908	100.0%

Securities Portfolio Maturities. The following table sets forth the scheduled maturities and weighted average yields for CMS’s available for sale investment securities at September 30, 2012. Actual maturities could differ. At September 30, 2012, there were no securities with maturities of less than five years.

	After Five Years Through Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
Securities available for sale:
U.S. Government Agencies	$19,059	39.4%	2.3%	$5,029	10.4%	3.0%	$24,088	49.8%	2.4%
Corporate bonds	4,599	9.5%	2.6%	—	—	—	4,599	9.5%	2.6%
Municipal bonds	3,892	8.0%	2.2%	—	—	—	3,892	8.0%	2.2%
Mortgage-backed securities:
Small Business Administration	1,368	2.9%	2.0%	5,752	11.9%	0.9%	7,120	14.8%	1.1%
Federal Home Loan Mortgage Corporation	—	—	—	8,662	17.9%	2.3%	8,662	17.9%	2.3%

Total	$28,918	59.8%	2.3%	$19,443	40.2%	2.1%	$48,361	100.0%	2.2%

Deposit Activity and Sources Of Funds

General. CMS’s primary sources of funds for use in lending, investing and for other general purposes are derived from retail deposits, scheduled amortization and prepayments of loan principal, maturities and calls of investments securities, borrowings, brokered certificates of deposit, the Certificate of Deposit Registry Service, or “CDARS” network and funds generated from operations.

Deposits. CMS offers a variety of deposit accounts with a range of interest rates and terms. CMS currently offers regular savings deposits (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts and time deposits. CMS has also used brokered certificates of deposit to fund liquidity.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. CMS’s deposits are primarily obtained from the areas surrounding its offices. CMS relies primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits.

When CMS determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 57.4% of total deposits as of September 30, 2012. Also at September 30, 2012, time deposits with remaining terms to maturity of less than one year amounted to $35.3 million.

Deposit Distribution Weighted Average. The following table presents the distribution of CMS’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At September 30,
	2012			2011			2010
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$27,749	13.6%	0.00%	$17,183	8.85%	0.00%	$14,094	7.5%	0.00%
Interest bearing	47,365	23.3%	0.39%	29,395	15.1%	0.71%	32,761	17.4%	0.80%

	75,114	36.9%	0.24%	46,578	23.9%	0.45%	46,855	24.9%	0.56%
Savings and club	41,791	20.5%	0.25%	40,284	20.7%	0.40%	41,320	21.9%	0.40%
Certificates of deposit	86,611	42.6%	1.41%	107,880	55.4%	1.57%	100,131	53.2%	1.71%

Total deposits	$203,516	100.0%	0.74%	$194,742	100.0%	1.06%	$188,306	100.0%	1.14%

Time Deposit Maturities. At September 30, 2012, CMS had $37.1 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$6,024
Over three months through six months	8,437
Over six months through 12 months	15,862
Over 12 months	6,743

Total	$37,066

Time Deposit Balances by Rates. The following table presents, by interest rate ranges, information concerning CMS’s time deposit accounts outstanding as of September 30, 2012.

	At September 30, 2012
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
1.00% and under	$30,589	$7,023	$449	$—	$38,061	43.9%
1.01% to 2.00%	2,493	1,071	962	18,722	23,248	26.9%
2.01% to 3.00%	1,736	708	2,859	19,212	24,515	28.3%
3.01% to 4.00%	7	—	—	—	7	—%
4.01% to 5.00%	504	231	16	29	780	0.9%

Total	$35,329	$9,033	$4,286	$37,963	$86,611	100.0%

Borrowings. CMS currently borrows funds from the Federal Home Loan Bank of New York, or FHLB-NY, to finance its lending and investing activities, and may continue to borrow funds in the future. We are a member of the FHLB-NY and have the ability to borrow on an overnight or term basis. CMS’s overall credit exposure at the FHLB-NY cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loan and securities pledged as collateral. Borrowings from the FHLB-NY as of September 30, 2012 were as follows:

Amount
(Dollars in thousands)
Short term advances, maturing in October, 2012, with interest payable quarterly at 0.39%	$17,300
One year advance, maturing July 12, 2013, with interest payable monthly at 0.34%	5,575
Seven year advance, maturing December 29, 2014, with interest payable quarterly at 3.56%	5,000
Seven year fixed rate advance with interest at 5.57%, payable in monthly installments of principal and interest of $57,000 with a balloon payment of $8,925,000 on August 8, 2014	9,255

Total	$37,130

Employees

At September 30, 2012, CMS Bancorp and CMS had 41 full-time and 5 part-time employees. None of CMS Bancorp’s or CMS’s employees is represented by a collective bargaining agreement. Management believes that it enjoys excellent relations with its personnel.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to CMS Bancorp or CMS. For federal income tax purposes, CMS reports its income on the basis of a taxable year ending September 30, using the accrual method of accounting, and is generally subject to federal income taxation in the same manner as other corporations. CMS Bancorp and CMS constitute an affiliated group of corporations and, therefore, report their income on a consolidated basis. CMS is not currently under audit by the Internal Revenue Service and has not been audited by the IRS during the past five years.

Bad Debt Reserves. CMS, as a “small bank” (one with assets having an adjusted tax basis of $500 million or less), is permitted to maintain a tax reserve for bad debts based on the experience method. Under the Small Business Job Protection Act of 1996, CMS has recaptured (taking into income) over a multi-year period a portion of the balance of its tax bad debt reserve as of December 31, 1995. The tax liability associated with the recapture has been adequately provided for in CMS’s financial statements.

Distributions. To the extent that CMS makes “non-dividend distributions” to its stockholders, such distributions will be considered to result in distributions from CMS’s unrecaptured tax bad debt reserve “base year reserve” (i.e., its reserve as of December 31, 1987), to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in CMS’s taxable income. Non-dividend distributions include distributions in excess of CMS’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of CMS’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in CMS’s income.

The amount of additional taxable income created from a non-dividend distribution is equal to the lesser of CMS’s base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in certain situations, approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a combined state and federal corporate income tax rate of 40.0%. CMS does not intend to pay dividends that would result in the recapture of any portion of its bad debt reserves.

Elimination of Dividends; Dividends Received Deduction. CMS Bancorp may exclude from its income 100% of dividends received from CMS as a member of the same affiliated group of corporations.

State Taxation

New York State Taxation. CMS is subject to the New York State franchise tax on banking corporations in an annual amount equal to the greater of (1) 7.5% of CMS’s “entire net income” allocable to New York State during the taxable year, or (2) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) 0.01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of CMS’s “alternative entire net income” allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications, and alternative entire net income is equal to entire net income without certain adjustments. For purposes of computing its entire net income, CMS is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. CMS is currently using a six-year average experience method, similar to the federal method to compute their New York State bad debt deduction.

New York State passed legislation in August 1996 that incorporated into New York State tax law provisions for the continued use of bad debt reserves in a manner substantially similar to the provisions that applied under federal law prior to the enactment of the 1996 Act discussed above. This legislation enabled CMS to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize the reserve method for computing its bad debt deduction. However, the New York State bad debt reserve is subject to recapture for “non-dividend distributions” in a manner similar to the recapture of federal bad debt reserves for such distributions. Also, the New York State bad debt reserve is subject to recapture in the event that CMS fails to satisfy certain definitional tests relating to its assets and the nature of its business.

Delaware State Taxation. As a Delaware holding company not earning income in Delaware, CMS Bancorp is exempted from Delaware corporate income tax, but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.

REGULATION

General

CMS Bancorp is a savings and loan holding company that is regulated, examined and supervised by the Federal Reserve. As a New York state-chartered savings bank, CMS is subject to regulation, examination and supervision by the NYSDFS, as well as by the FDIC as the federal safety and soundness regulator for all state-chartered banks that are not members of the Federal Reserve System. The FDIC also administers the laws and regulations applicable to all insured depository institutions. As a result of such federal and state regulation, CMS Bancorp and CMS must file reports with their primary regulators concerning their activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of or by, other financial institutions. CMS Bancorp is also required to file reports with, and otherwise comply with the rules and regulations of, the SEC under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President on July 21, 2010. The Dodd-Frank Act continues to impact the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. Many of the provisions of the Dodd-Frank Act affecting CMS Bancorp and CMS have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act. Of particular significance to federal savings associations (as applicable to CMS prior to June 29, 2012) and to savings and loan holding companies, is that, as a result of regulatory restructuring implementing the Dodd-Frank Act, both CMS Bancorp and CMS transitioned from the joint supervision and regulation jurisdiction of the Office of Thrift Supervision (“OTS”) to the jurisdiction of new and separate primary federal regulators for federal savings associations and their holding companies on July 21, 2011.

Conversion of CMS from a federal savings association to a New York state-chartered savings bank; Resulting status of CMS Bancorp and CMS

Effective at the close of business on Friday, June 29, 2012, CMS completed its conversion from a federal savings association to a New York state-chartered savings bank after receiving approval from the NYSDFS and non-objection from the OCC (the “Charter Conversion”). In connection with the Charter Conversion, the Bank changed its name from “Community Mutual Savings Bank” to “CMS Bank.”

As a result of the Charter Conversion, the Bank is now a New York state-chartered savings bank and is no longer regulated by the Office of the Comptroller of the Currency (“OCC”) as a federal savings association. However, because CMS has elected to be treated as a “savings association,” under Section 10(l) of the Home Owners’ Loan Act or “HOLA” for purposes of the regulation of its holding company, CMS Bancorp will continue to be regulated as a savings and loan holding company by the Federal Reserve as long as CMS continues to meet the requirements to remain a “qualified thrift lender” or “QTL” under the HOLA. If CMS fails to remain a QTL, CMS Bancorp must register with the Federal Reserve as a bank holding company (versus remaining a savings and loan holding company) and be treated as such, although treatment as a bank holding company would not be expected to have any significant impact on the degree and manner of holding company regulation that CMS Bancorp is already subject to as a savings and loan holding company.

The primary business of CMS Bancorp is to operate its wholly-owned banking subsidiary, CMS. The following discussion is intended to provide a summary of the material statutes and regulations applicable to savings and loan holding companies and New York state-chartered savings banks as they are to be administered and enforced by the applicable federal and state regulators, and does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of New York State-Chartered Savings Banks

General—Primary Regulation by the NYSDFS and FDIC. As a New York state-chartered savings bank, CMS is subject to regulation, examination and supervision by the NYSDFS, as the Bank’s state regulator, as well as the FDIC, as the Bank’s primary federal regulator (for state nonmember banks) and as insurer of deposits placed at CMS. As such, CMS is required to file reports with, and otherwise comply with, the rules and regulations of the NYSDFS administered pursuant to the New York Banking Law, and the rules and regulations of the FDIC applicable to all insured depository institutions and state nonmember banks.

Business Activities. The activities of New York state-chartered savings banks are governed by Article 6 of the New York Banking Law and the rules and regulations of the NYSDFS. The business activities that are permissible for a New York state-chartered savings bank generally are as broad as the permissible activities for a federal savings association. Therefore, the Charter Conversion has not had any significant adverse impact or limitation on the business activities of CMS in this regard. Federal law restricts and prohibits insured state banks and their subsidiaries from engaging in activities and investments that are not permissible for national banks and their subsidiaries.

Lending and Investment Authority. In general, CMS’s lending and investment powers are derived under the New York Banking Law and the NYSDFS’s implementing rules and regulations. Under these laws and regulations, CMS may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies), certain types of corporate equity securities, and certain other assets. The lending powers of New York State-chartered savings banks and commercial banks are generally not subject to percentage-of-assets or capital limitations like laws applicable to federal savings associations, although limits applicable to loans to individual borrowers remain. See the discussion on “––Loans-to-One-Borrower Limitations” below.

As a condition for CMS Bancorp’s continued regulation by the Federal Reserve as a savings and loan holding company, CMS must be and remain a “qualified thrift lender” or “QTL.” To comply with this requirement, CMS is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period. “Portfolio assets” means, in general, CMS’s total assets less the sum of:

•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	the value of property used to conduct business.

As of September 30, 2012, CMS held 95.1% of its portfolio assets in qualified thrift investments and had more than 85.0% of its portfolio assets in qualified thrift investments for each of the 12 months ending September 30, 2012. Therefore, CMS qualified, and continues to qualify, as a qualified thrift lender under the QTL test.

If CMS fails to remain a QTL, CMS Bancorp must register with the Federal Reserve as a bank holding company (versus remaining a savings and loan holding company) and be treated as such.

Loans-to-One-Borrower Limitations. Under the New York Banking Law, with specified exceptions, CMS’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed 15% of CMS’s capital stock, surplus fund and undivided profits. CMS may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. CMS currently complies with these loans-to-one-borrower limitations. At September 30, 2012, CMS’s largest aggregate amount of loans to one borrower was $3,015,000. This loan for the largest borrower was non-performing and is in the process of foreclosure.

Real Estate Lending Standards. The FDIC and the other federal banking agencies have adopted regulations that prescribe standards for extensions of credit that (i) are secured by real estate, or (ii) are made for the purpose of financing construction or improvements on real estate. The FDIC regulations require each institution to establish and maintain written internal real estate lending policies that are consistent with safe and sound banking practices, and are appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying interagency guidelines, which include loan-to-value limitations for the different types of real estate loans. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The interagency guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

Regulatory Capital Requirements. FDIC regulations require state nonmember banks including CMS to meet three minimum capital standards:

(1)	a minimum tangible capital ratio requirement of 1.5% of tangible capital to adjusted total assets;

(2)	a general minimum leverage ratio requirement of 4% of core capital to such adjusted total assets (minimum of 3% for certain banks that have been assigned the highest composite rating under the Uniform Financial Institutions Ratings System); and

(3)	a minimum risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-weighted assets, provided that the amount of supplementary capital used to satisfy this requirement may not exceed 100% of core capital.

In assessing a state bank’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. CMS, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with CMS’s risk profile.

At September 30, 2012, CMS exceeded each of its capital requirements with a tangible capital ratio of 7.36%, leverage capital ratio of 7.36% and total risk-based capital ratio of 11.77%.

Liquidity . All insured depository institutions, including CMS, are required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. For a discussion of what CMS includes in liquid assets, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, CMS has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for CMS nor does it limit its discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of CMS, to assess CMS’s record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by CMS.

The CRA regulations establish an assessment system that bases an institution’s rating on its actual performance in meeting community needs. The rules establish a streamlined examination approach to evaluate the CRA performance of smaller institutions. The FDIC evaluates small banks such as CMS using the following lending criteria:

•

the bank’s loan-to-deposit ratio, adjusted for seasonal variation and, as appropriate, other lending-related activities, such as loan originations for sale to the secondary markets, community development loans or qualified investments;

•	the percentage of loans and, as appropriate, other lending-related activities located in the bank’s assessment areas;

•	the bank’s record of lending to and, as appropriate, engaging in other lending-related activities for borrowers of different income levels and business sizes;

•	the geographic distribution of the bank’s loans; and

•	the bank’s record of taking action, if warranted, in response to written complaints about its performance in helping to meet credit needs in its assessment areas.

The CRA also requires all institutions to make public disclosure of their CRA ratings. CMS received a “Satisfactory” CRA rating in its most recent CRA examination as of February 14, 2011.

Assessments. As a New York state-chartered savings bank, CMS is required to pay to the NYSDFS a general assessment fee in connection with the NYSDFS’ regulation and supervision (including examination) of CMS. Each state institution is billed five times per each fiscal year, with four estimated quarterly assessments set as approximately 25% of the annual amount based on the NYSDFS’ estimated annual budget at the time of the billing, and a final assessment, or “true-up,” based on the NYSDFS’ actual expenses for the fiscal year. Assessments imposed by the NYSDFS on a New York state-chartered savings bank are significantly less than what the OTS imposed, and what the OCC currently imposes on national banks and federal savings associations. The FDIC does not charge a state bank for supervision, although as discussed below, the FDIC charges all insured depository institutions deposit insurance assessments in connection with its administration of the Deposit Insurance Fund.

Transactions with Affiliates. CMS’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W issued by the Federal Reserve, as made applicable to state nonmember banks under the Federal Deposit Insurance Act. Under the FRA and Regulation W, the aggregate amount of covered transactions that an institution may engage in with any individual affiliate is limited to 10% of the unimpaired capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s unimpaired capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described under federal law. The purchase of low-quality assets from affiliates is permitted only under certain circumstances. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliates.

In addition, by electing to be treated as a “savings association” under Section 10(l) of the HOLA for purposes of the continued regulation of CMS Bancorp as a savings and loan holding company, CMS is subject to the additional rules governing transactions with affiliates for savings associations under Section 11 of the HOLA. Such additional restrictions prohibit a savings association from making a loan to an affiliate that is engaged in activities that are not permitted for bank holding companies under the Bank Holding Company Act (“BHCA”) and prohibit a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary.

Loans to Insiders. CMS’s authority to extend credit to insiders, which specifically include its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA, as amended by the Dodd-Frank act, and Regulation O issued by the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders: (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of CMS’s capital. In addition, extensions of credit in excess of certain limits must be approved by CMS’s Board of Directors. As provided under the Dodd-Frank Act, effective July 21, 2012, in addition to other forms of extensions of credit set forth in the statute and Regulation O, a bank extends credit to a person by having credit exposure to the person arising from a derivative transaction (as defined in the national bank lending limit), repurchase agreement, reverse repurchase agreement, securities lending transaction, or securities borrowing transaction between the bank and the person.

Section 402 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Sarbanes-Oxley Act). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as CMS, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

Limitation on Dividends and Other Capital Distributions. The principal source of cash flow to CMS Bancorp is derived from dividends that CMS pays to CMS Bancorp as its sole shareholder. Federal regulations govern the permissibility of capital distributions by a savings association to its holding company. As a state savings bank that has elected to be treated as a “savings association” for purposes of regulation of its holding company, CMS continues to be subject to the requirement to file advance notices of dividend declarations with the Federal Reserve. Savings associations that are part of a savings and loan holding company structure must file with the Federal Reserve (previously this notice was required to be filed with the OTS) a notice at least 30 days prior to declaring a dividend. The Federal Reserve may disapprove of a notice if:

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

Branching. As a result of the Dodd-Frank Act, state nonmember banks now enjoy the same broad branching authority as previously enjoyed only by federal savings associations due to differences in the statutes under which they are regulated. Currently, the FDIC is authorized to approve applications by insured state nonmember banks to establish new branches in states other than the bank’s home state if “the law of the state in which the branch is located, or is to be located, would permit establishment of the branch, if the bank were a state bank chartered by such state,” subject to all standard regulatory reviews and approvals.

Enforcement. The NYSDFS and FDIC each have primary enforcement responsibility over New York state-chartered nonmember banks. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices, and can result in, among other things, assessments of civil money penalties, issuance of cease and desist orders and removal of directors and officers.

Standards for Safety and Soundness. The FDIC has adopted a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In addition, FDIC regulations require an institution that has been given notice by the FDIC that it is not satisfying applicable safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the FDIC may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Prompt Corrective Action Regulations. Under prompt corrective action regulations implemented by the FDIC, the FDIC is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations, including restrictions on growth of assets and other forms of expansion. For this purpose, a state nonmember bank is placed in one of the following five categories based on the bank’s capital:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; or

•	critically undercapitalized.

As an institution’s capital decreases within the three undercapitalized categories listed above, the severity of the action that is authorized or required to be taken by the FDIC for state nonmember banks under the prompt corrective action regulations increases. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized institution and to restrict the growth of its assets.

An undercapitalized state nonmember bank is required to file a capital restoration plan with the FDIC within 45 days (or other timeframe prescribed by the FDIC) of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a holding company is limited to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time it was notified that it became undercapitalized; and (ii) the amount that is necessary to restore the bank’s capital ratios to the levels required to be classified as “adequately classified,” as those ratios and levels are defined as of the time the bank failed to comply with the plan. If the bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

Insurance of Deposit Accounts. CMS is a member of, and pays deposit insurance assessments to, the DIF, which is administered by the FDIC. All deposit accounts are currently insured up to $250,000 per depositor for each account ownership category.

FDIC insurance of deposits is backed by the full faith and credit of the U.S. government. In order to maintain the DIF, the FDIC imposes deposit insurance premiums on insured institutions and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF, or to initiate enforcement actions against a state nonmember bank and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

All insured depository institutions are generally required to pay deposit insurance assessments to the DIF on a quarterly basis. In December 2009, along with each institution’s deposit insurance assessment for the third quarter of 2009, all non-exempt insured depository institutions were required to prepay their quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 was used for 2010. That rate was increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation also assumes a five percent annual deposit growth rate, increased quarterly, through the end of 2012. As provided for in the final rule implementing the prepaid assessment requirement, institutions were instructed to account for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 31, 2009. Subsequently, each institution records an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution will resume paying and accounting for quarterly deposit insurance assessments as they would normally. On December 30, 2009, CMS Bancorp paid $1,037,000 which was recorded as a prepaid asset and is being expensed as used over future periods. At September 30, 2012, the remaining balance recorded as a prepaid asset was $331,000.

CMS’s quarterly assessment rate utilized for the final quarter of fiscal year ending September 30, 2012, was 0.02023% and the premium paid for fiscal 2012 was $210,000. The FDIC has authority to increase deposit insurance assessments. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of CMS.

Under federal law, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of CMS does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Federal Home Loan Bank System. CMS is a member of the Federal Home Loan Bank of New York or “FHLB-NY”, which is one of 12 regional FHLBs. Each FHLB provides a central credit facility primarily for its member institutions. As a member of the FHLB-NY, CMS is required to acquire and hold shares of FHLB-NY capital stock. The capital stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The capital stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY capital stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For CMS, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities held by CMS. The activity-based stock purchase requirement for CMS is dependent on the outstanding borrowings of CMS, and is generally equal to 4.50% of the dollar amount of any outstanding advances under the credit agreement, or a specified formula as defined by the FHLB-NY. At September 30, 2012, CMS was in compliance with the foregoing minimum stock purchase requirements with an investment in FHLB-NY stock of $2.0 million.

FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and also could result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced or interest on future FHLB advances were increased, CMS’s net interest income would be adversely affected.

Federal Reserve System. The FRA and Regulation D of the Federal Reserve regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). The Federal Reserve Banks are authorized to pay interest on such reserves. The FRA provides that, before December 31 of each year, the Federal Reserve shall issue a regulation adjusting the reserve requirement exemption amount for the next calendar year if total reservable liabilities held at all depository institutions increase from one year to the next.

For all depository institutions, required reserves are computed by applying the reserve requirement ratios set forth in the chart below (subject to adjustment by the FRB), to net transaction accounts, nonpersonal time deposits, and Eurocurrency liabilities of the institution during the computation period.

Reservable liability	Reserve requirement ratio

NET TRANSACTION ACCOUNTS:
$0 to reserve requirement exemption amount ($12.4 million)	0 percent of amount.
Over reserve requirement exemption amount ($12.4 million) and up to low reserve tranche ($79.5 million)	3 percent of amount.
Over low reserve tranche ($79.5 million)	$2,013,000 plus 10 percent of amount over $79.5 million.
Nonpersonal time deposits	0 percent.
Eurocurrency liabilities	0 percent.

Since required reserves must be maintained in the form of either vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce CMS’s interest-earning assets.

Prohibitions Against Tying Arrangements. Subject to certain statutory and regulatory exceptions, depository institutions are generally prohibited from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition or requirement that the customer obtain (or provide) some additional service from the institution or its affiliate or not obtain services of a competitor of the institution or its affiliate.

Anti-Money Laundering and Customer Identification. CMS is subject to FDIC and Financial Crimes Enforcement Network regulations implementing the Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased information sharing and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act and related FDIC regulations impose the following obligations on financial institutions:

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

Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on applications to acquire bank shares or assets and other applications under the Bank Merger Act.

Through the Federal Financial Institutions Examination Council, the FDIC and other federal bank regulatory agencies have established uniform examination procedures and implemented their Statement on Enforcement of Bank Secrecy Act/Anti-Money Laundering Requirements, which describes the circumstances under which the agencies will issue a cease and desist order and clarifies that the agencies may take formal or informal enforcement actions to address other concerns related to BSA or anti-money laundering, depending on the facts.

Privacy Regulations. CMS is subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach Bliley Act (the “GLB Act”). These regulations require CMS to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require CMS to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, CMS is required to provide its customers with the ability to “opt-out” of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes.

CMS is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Federal guidelines also impose certain customer disclosures and other actions in the event of unauthorized access to customer information.

In addition, pursuant to section 114 of the Fair and Accurate Credit Transactions Act (the “FACT Act”) and the implementing regulations of the federal banking agencies and Federal Trade Commission, CMS is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. CMS has implemented an identity theft red flags program designed to meet the requirements of section 114 of the FACT Act and the joint final rules.

Consumer Protection and Compliance Provisions. CMS is subject to various laws and regulations dealing generally with consumer protection matters. CMS may be subject to potential liability under these laws and regulations for material violations, in the form of litigation by governmental and consumer groups, the FDIC and other federal regulatory agencies including the Department of Justice. Moreover, the Consumer Financial Protection Bureau (“CFPB”), a new agency created under the Dodd-Frank Act, has broad rule-making authority for a wide range of consumer protection laws that apply to all depository institutions, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings institutions with

$10 billion or less in assets, such as CMS, will continue to be examined by their applicable primary bank regulators. CMS’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

CMS’s deposit operations are also subject to federal laws applicable to deposit transactions, such as the:

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

Holding Company Regulation

CMS has made an election under Section 10(l) of the HOLA to be treated as a “savings association” for purposes of the regulation of CMS Bancorp. As a result of such election by CMS, CMS Bancorp continues (i.e., after the Charter Conversion) to be registered with the Federal Reserve as a savings and loan holding company and is subject to Federal Reserve examination, enforcement and supervision, as well as reporting requirements applicable savings and loan holding companies. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the safety, soundness or stability of a subsidiary depository institution.

As noted above, pursuant to the Dodd-Frank Act, the Federal Reserve assumed responsibility for the primary supervision and regulation of all savings and loan holding companies, including CMS Bancorp, on July 21, 2011. Given the extensive transfer of former OTS authority to multiple agencies, the Dodd-Frank Act required the Federal Reserve to identify and publish in the Federal Register separate lists of the OTS regulations that the Federal Reserve will continue to enforce for savings and loan holding companies after the transfer date. In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of savings and loan holding companies, the Federal Reserve published an interim final rule which became effective on September 13, 2011, that provided for the corresponding transfer from the OTS to the Federal Reserve of the regulations necessary for the Federal Reserve to administer the statutes governing savings and loan holding companies. The Federal Reserve’s regulations supersede OTS regulations for purposes of Federal Reserve supervision and regulation of savings and loan holding companies. In December 2011, the Federal Reserve issued a final notice for a two-year phase-in period for most savings and loan holding companies to file Federal Reserve regulatory reports.

If CMS fails the QTL test (discussed above), CMS Bancorp must change its status with the Federal Reserve as a savings and loan holding company and register as a bank holding company under the BHCA.

Activities Restrictions Applicable to CMS Bancorp. Under the GLB Act, all unitary savings and loan holding companies organized after May 4, 1999, such as CMS Bancorp, are prohibited from engaging in non-financial activities. Accordingly, CMS Bancorp’s activities are generally restricted to:

•	furnishing or performing management services for a savings institution subsidiary;

•	conducting an insurance agency or escrow business;

•	holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary;

•	holding or managing properties used or occupied by a savings institution subsidiary;

•	acting as trustee under a deed of trust;

•	purchasing, holding or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock is approved;

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

Effective July 21, 2011, both a savings and loan holding company and its depository institution subsidiary(ies) must be well capitalized and well managed in order for the company to engage in financially related activities that are permitted for financial holding companies under the BHCA. Permissible activities which are deemed to be financial in nature or incidental thereto under Section 4(k) of the BHCA include:

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

Source of Strength and Capital Requirements. The Dodd-Frank Act and implementing regulations require all depository institution holding companies, including savings and loan holding companies, to serve as a source of financial and managerial strength to its subsidiary depository institution. Moreover, pursuant to the Dodd-Frank Act, savings and loan holding companies will for the first time become subject to the same capital and activity requirements as those applicable to bank holding companies.

In June 2012, the FDIC and other federal banking agencies issued notices of proposed rulemakings that revise each agency’s risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (“Basel III”), including implementation of a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement. Additionally, consistent with Basel III, the FDIC and other federal banking agencies propose to apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified “buffer” of common equity tier 1 capital in addition to the minimum risk-based capital requirements. The proposed rulemaking also would revise the agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity. Such proposed capital requirements were originally proposed to be phased in beginning in January 2013 for all depository institution holding companies, including savings and loan holding companies, however in November 2012, the agencies issued guidance indicating that they do not expect the regulatory capital rules to actually become effective on such date, due to the volume of comments received and the wide range of views expressed during the comment period. While the start of the phase-in period for minimum capital requirements for savings and loan holding companies is uncertain given the lack of final rules at this time, the fully-phased in capital requirements will generally not become effective until January 2015 at the earliest.

Examination. In connection with its assumption of responsibility for the ongoing supervision and examination of savings and loan holding companies, the Federal Reserve issued a supervisory letter in July 2011 that describes the supervisory approach the Federal Reserve will use during the first supervisory cycle and going forward generally for savings and loan holding companies. To help facilitate the transition of savings and loan holding companies to the supervisory jurisdiction of the Federal Reserve, the Federal Reserve noted in its letter that the first cycle of savings and loan holding company inspections will be instructive to both the Federal Reserve and savings and loan holding company management in terms of practical issues that arise in the supervision of a savings and loan holding company. In particular, examiners will be using the first supervisory cycle to inform savings and loan holding companies how their operations compare to the Federal Reserve’s supervisory expectations, which is expected to allow for savings and loan holding company management to make operational changes in response to the Federal Reserve’s supervisory expectations, if necessary. Also, the Federal Reserve plans to use the first inspections for the Federal Reserve supervisory staff to better understand a savings and loan holding company’s operations and business model and how the Federal Reserve’s holding company supervision framework can most effectively be implemented at these companies. Accordingly, the Federal Reserve’s focus for inspection activities during the first supervisory cycle is to gain an understanding of the structure and operations of each savings and loan holding company.

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

In accordance with its goal to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision, the Federal Reserve indicated that it anticipates transitioning savings and loan holding companies to the Federal Reserve’s “RFI/C(D)” rating system (commonly referred to as “RFI”).

Restrictions on Investments in CMS Bancorp or By CMS Bancorp in Other Depository Institutions. Federal law prohibits all savings and loan holding companies, and investors in general, directly or indirectly, from:

•	acquiring control (as defined under the HOLA) of another depository institution (or a holding company parent) without prior Federal Reserve approval;

•

for existing depository institution holding companies, acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary depository institution or holding company, or a non-subsidiary company engaged in impermissible activities without prior Federal Reserve approval;

•

acquiring through merger, consolidation or purchase of assets, another depository institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior Federal Reserve approval; or

•

acquiring control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the Federal Reserve) without prior Federal Reserve approval.

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

The Federal Reserve has issued regulations which, among other things, implement the HOLA to govern the operations of savings and loan holding companies. The new rule, known as Regulation LL, includes a specific definition of “control” similar to the statutory definition, with certain additional provisions. Notwithstanding the general 25% investment threshold for control noted above, an existing bank holding company or savings and loan holding company is required to obtain the Federal Reserve’s approval before acquiring more than 5% of CMS Bancorp’s voting stock.

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

Under the CBCA, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire 10% or more of CMS Bancorp’s shares of outstanding common stock, unless the Federal Reserve has found that the acquisition will not result in a change in control of the company. Under the CBCA, the Federal Reserve generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by CMS Bancorp and CMS; and the anti-trust effects of the acquisition.

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

An investment in our common stock involves certain risks. This section describes material risks that our management believes are specific to us and our business. Before making an investment decision, you should read carefully and consider the risk factors below in conjunction with the other information in this Form 10-K and information incorporated by reference into this Form 10-K, including our consolidated financial statements and related notes which are set forth in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. Additional risks and uncertainties not presently known to us at this time or that we currently deem immaterial could also materially and adversely affect our business and operations. The value or market price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results could differ substantially from those discussed in these forward-looking statements.

The following are certain material risks that our management believes are specific to us and our business. You should understand that it is not possible to predict or identify all such potential risks and, as such, this list of risk factors should not be viewed as all-inclusive or in any particular order.

Risks Related to the Pending Merger

The pending Merger and related transactions involving CMS Bancorp and CMS with Customers Bancorp and Customers Bank are not certain to occur. Failure to comply with terms of the Merger Agreement in the interim prior to closing of the Merger could adversely affect our business. If the Merger and related transactions do not occur, our business, results of operations and our stock price could be materially adversely affected.

On August 10, 2012, CMS Bancorp announced that it had entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) with Customers Bancorp, Inc. (“Customers”), whereby through a series of transactions, CMS Bancorp will be merged into Customers and CMS will be merged into Customers’ wholly-owned bank subsidiary, Customers Bank (the “Merger”). Upon completion of the Merger, Customers is to acquire all outstanding shares of CMS Bancorp’s common stock in exchange for shares of Customers’ common stock based on an exchange ratio to be determined using a valuation date prior to the closing of the transaction. Any fractional shares that result due to this exchange of shares will be paid in cash.

Consummation of the Merger is subject to the satisfaction of a number of conditions, including but not limited to: (i) approval of the Merger by the holders of a majority of the outstanding shares of CMS Bancorp’s common stock; (ii) the receipt of all required regulatory approvals and non-objections; (iii) the non-occurrence of any event that has a “material adverse effect” on CMS Bancorp and its subsidiaries; and (iv) as of the closing date (before giving effect to the Merger), CMS and its subsidiaries shall have, on a consolidated basis, nonperforming assets (as defined in the Merger Agreement) less than or equal to $12 million, as well as other conditions to closing as are customary in transactions such as the Merger. In addition, Customers is not required to seek regulatory approval with respect to the Merger until after regulatory approval is received by Customers for another bank merger transaction previously announced by Customers involving Acacia Federal Savings Bank, headquartered in Falls Church, Virginia (the “Acacia Transaction”). Assuming the satisfaction of such conditions, it is currently expected that the Merger will become effective in the first half of calendar year 2013. However, external factors that are beyond the control of CMS Bancorp, such as the failure to obtain stockholder approval, regulatory approval or non-objection, delay relating to the Acacia Transaction, or potential shareholder litigation, could cause a delay or inability of CMS Bancorp to consummate the Merger or the other related transactions.

As a result of the pending Merger: (i) the attention of management and employees could be diverted from day-to-day operations as they focus on matters relating to preparation for integration of CMS’s operations with those of Customers Bank; (ii) the restrictions and limitations on the conduct of CMS Bancorp’s business pending the Merger and other related transactions could disrupt or otherwise adversely affect our business and relationships with our customers, and could not be in the best interests of CMS Bancorp if it were to have to act as an independent entity following a termination of the Merger Agreement; (iii) CMS Bancorp’s ability to retain its existing employees could be adversely affected due to the uncertainties created by the Merger; and (iv) CMS Bancorp’s ability to maintain existing customer relationships, or to establish new ones, could be adversely affected. Any delay in consummating the Merger could exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger and/or related transactions will become effective. If the Merger and related transactions do not become effective because conditions to closing are not satisfied, or because one of the parties, or all of the parties mutually, terminate the Merger Agreement, the following adverse effects are possible: (i) CMS Bancorp’s stockholders will not receive the Customers’ common stock in exchange for Company comment stock which Customers has agreed to pay based on an exchange ratio; (ii) CMS Bancorp’s stock price could decline; (iii) CMS Bancorp’s business could be adversely affected; (iv) CMS Bancorp will have incurred significant transaction costs related to negotiating and working towards the Merger, which may or may not be reimbursable up to $300,000 by Customers; and (v) under certain circumstances, the Company could have to pay Customers a termination fee of up to $1,000,000. For further information regarding the Merger, see the Company’s Form 8-K filed with the SEC on August 10, 2012.

Risks Related to Our Industry and Business

Difficult economic and market conditions have adversely affected our industry.

We are operating in a challenging and uncertain economic environment, including generally uncertain world, national and local conditions. The capital and credit markets have been experiencing volatility and disruption. Since 2008, dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions across the United States. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we could face the following risks in connection with these events:

•	We face increased regulation of our industry. Compliance with such regulation could increase our costs and limit our ability to pursue business opportunities.

•

Customer demand for loans secured by real estate could be further reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates, all of which factors could lower our profitability.

•

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions could adversely affect the accuracy of our estimates which could, in turn, impact the reliability of the process.

•	The value of the portfolio of investment securities that we hold could be adversely affected.

Determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires significant estimates, and actual losses could vary from current estimates.

CMS maintains an allowance for loan losses to provide for loans in its portfolio that may not be repaid in their entirety. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us and CMS to make significant estimates of current credit risks and future trends, all of which could undergo material changes.

In evaluating the adequacy of CMS’s allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. In considering information about specific borrower situations, our analysis is subject to the risk that we are provided inaccurate or incomplete information. Because of the degree of uncertainty and susceptibility of these factors to change, CMS’s actual losses could vary from our current estimates.

Additionally, bank regulators periodically review CMS’s allowance for loan losses and could require an increase in the provision for loan losses or recognize loan charge-offs based upon their judgments, which could be different from ours. While we believe that the current amount of allowance for loan losses is sufficient to absorb inherent losses in our loan portfolio, any increase in CMS’s allowance for loan losses or loan charge-offs required by these regulatory authorities could adversely affect our operating results.

Until economic and market conditions improve, CMS could continue to incur additional losses relating to an increase in nonperforming loans. CMS does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income, and increasing its loan administration costs. When CMS takes collateral in foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral, which could result in a loss. These loans and other real estate owned also increase its risk profile and the capital its regulators believe is appropriate in light of such risks. As a result of current economic conditions, additional provisions for loan losses could be necessary.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so could materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results could be materially adversely affected.

The repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

Federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. If market conditions warrant us to begin offering interest on demand deposits to attract new customers or maintain current customers, our interest expense will increase and our net interest margin will decrease, which could have a material adverse effect on our business, financial condition and results of operation.

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

While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities and pricing of our assets and liabilities, our efforts may not be effective in a changing rate environment and our financial condition and results of operations could suffer.

Our loan portfolio includes loans with a higher risk of loss.

While the majority of CMS’s loan portfolio consists of residential mortgage loans, it also originates other types of loans including commercial loans. Commercial loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate because repayment is generally dependent upon the successful operation of the borrower’s business.

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

A significant portion of our loan portfolio is secured by real estate; therefore we have a high degree of risk from a downturn in our real estate markets and the local economy and face risks that are unique to holding foreclosed real estate.

A further downturn in the real estate market and local economy in Westchester County could hurt our business because a significant portion of our loans are secured by real estate located in Westchester County. Real estate values and real estate markets are generally affected by, among other things, changes in regional or local economic conditions, fluctuations in interest rates, and the availability of loans to potential purchasers. If real estate values decline in Westchester County, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Additionally, CMS faces certain risks that are unique to holding foreclosed real estate, such as the risk that hazardous or toxic substances are found on the foreclosed property, which could require CMS to incur substantial expenses to remediate or materially reduce the property’s value. Although CMS has policies and procedures in place to ensure that an environmental review is performed before initiating any foreclosure action on real property, these reviews could turn out to be insufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard in connection with foreclosed real estate could have a material adverse effect on our financial condition and results of operations. At September 30, 2012, CMS had no foreclosed real estate.

Changes in our asset quality could adversely affect our results of operations and financial condition.

When we discuss “asset quality,” we generally mean the likelihood that a borrower will repay a loan, with interest, on time. We think our overall asset quality is good, and has been that way for several years. We cannot predict whether our asset quality will change because changes in the economy can impact asset quality. If our asset quality were to deteriorate, it could expose us to greater credit risk and adversely affect our financial condition.

The results of our operations may be adversely affected if asset valuations cause other-than-temporary impairment charges.

CMS may be required to record future impairment charges on our investment securities if such securities suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of CMS to upstream dividends to CMS Bancorp, which could have a material adverse effect on our liquidity and could also negatively impact our regulatory capital ratios and result in CMS not being classified as “well capitalized” for regulatory purposes.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure. There can be no assurance that any such losses would not materially and adversely affect our results of operations.

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

CMS has historically obtained funds principally through local deposits and it has a base of lower cost transaction deposits. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings, because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits.

Our costs of funds, profitability and liquidity will be adversely affected to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

We may look to sell production assets, such as mortgage loans, into the secondary market as a means to manage the size of our balance sheet and manage the use of our capital. The demand for these products in the capital markets is not driven by us and may not benefit us at the time we look to sell the loans.

Our liquidity, on a parent only basis, could be adversely affected by certain restrictions on receiving dividends from the Bank without prior regulatory approval.

Our financial success is dependent on the prevailing economic, political and business conditions as well as the population growth in Westchester County, New York.

Our success and growth is dependent on the income levels, deposits and population growth in our primary market area, which is Westchester County, New York. If the communities in which we operate do not grow or if prevailing economic conditions locally are unfavorable, our business will be negatively affected.

Additionally, there are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans decreases. Our business operations and activities are predominantly concentrated in Westchester County and most of our credit exposure is in that area, so we are specifically at risk from adverse economic, political and business conditions that affect Westchester County. Accordingly, economic and business conditions in Westchester County, such as increases in unemployment, commercial and consumer delinquencies and real estate foreclosures, as well as decreases in real gross domestic product, home and land prices or home sales, will each adversely impact our credit risk.

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

We depend on our executive officers and key personnel to continue the implementation of our business strategy towards closing of the Merger and could be harmed by the loss of their services.

We believe that our growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. We have an employment agreement with our President and Chief Executive Officer and change in control agreements with several other senior executive officers which are intended to incentivize such senior executive officers to remain with CMS during the pendency of the Merger. The loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to implement our business strategy towards closing of the Merger. In particular, regulatory restrictions could be imposed on our ability to compensate our key executive officers, which would adversely impact our ability to retain key personnel.

Our financial success is dependent on our ability to compete effectively in highly competitive markets.

We operate in the highly competitive market of Westchester County, New York. Our growth and success depends on our ability to compete effectively in this market. Through CMS, we compete for loans, deposits and other financial services in geographic markets with other local, regional and national commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer financial companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. Larger competitors may be able to price loans and deposits more aggressively than we can and have broader customer and geographic bases to draw upon.

Competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us. Through CMS, we compete with these institutions both in attracting deposits and in making loans. In addition, we must attract our customer base from other existing financial institutions and from new residents. There is a risk that we will not be able to compete successfully with these other financial institutions in our markets, and that we may have to pay higher interest rates to attract deposits or charge lower interest rates to obtain loan volume, resulting in reduced profitability.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits, which could jeopardize the closing of the Merger.

We are required to include in our annual reports filed with the SEC a report from our management regarding internal control over financial reporting. As a result, we documented and evaluated our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and SEC rules and regulations, which require an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits, which could jeopardize the closing of the Merger.

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

Provisions of our charter, bylaws and certain laws containing antitakeover provisions, as well as the Merger Agreement, may prevent transactions you might favor, including a sale or merger of CMS Bancorp with a party other than Customers Bancorp pursuant to the previously announced merger plans.

Provisions of our charter and bylaws may make it more difficult for companies or persons from gaining control of us through a tender offer, business combination, proxy contest or some other method, even though you might be in favor of the transaction. These anti-takeover provisions include:

•	limitations on voting rights of the beneficial owners of more than 10% of our common stock;

•	supermajority voting requirements for certain business combinations and changes to some provisions of the charter and bylaws;

•	the election of directors to staggered terms of three years; and

•	provisions regarding the timing and content of stockholder proposals and nominations.

Furthermore, federal law requires Federal Reserve approval prior to any direct or indirect acquisition of “control” (as defined in Federal Reserve regulations) of CMS, including any acquisition of control of CMS Bancorp. By statute, a company would be found to “control” CMS if the company: (1) directly or indirectly or acting in concert with one or more persons, owns, controls, or has the power to vote 25% or more of the voting securities of CMS Bancorp or CMS; (2) controls in any manner the election of a majority of the directors of CMS Bancorp’s or CMS’s board; or (3) directly or indirectly exercises a controlling influence over the management or policies of CMS Bancorp and CMS. The Federal Reserve’s implementing regulations provide a specific definition of “control” similar to the statutory definition, with certain additional provisions. In addition to the rebuttable presumptions of control set forth in the implementing regulations, the Federal Reserve’s supervision manual for supervised institutions provides that there are a number of other circumstances that are indicative of control and may call for further investigation to uncover facts that support a determination of control. Moreover, under the Merger Agreement, CMS Bancorp is subject to covenants relating to its communications with potential merger partners and is restricted from actively seeking a merger transaction with a party other than Customers Bancorp.

The downgrade of U.S. government securities by the credit rating agencies could have a material adverse effect on CMS Bancorp’s operations, earnings, and financial condition.

The recent debate in Congress regarding the national debt ceiling, federal budget deficit concerns, and overall weakness in the economy resulted in actual and threatened downgrades of U.S. government securities by the various major credit ratings agencies, including Standard and Poor’s and Fitch Ratings. While the federal banking agencies including the Federal Reserve and the FDIC have issued guidance indicating that, for risk-based capital purposes, the risk weights for U.S. Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not be affected by the downgrade, the downgrade of U.S. government securities by Standard and Poor’s and the possible future downgrade of the federal government’s credit rating by one or both of the other two major rating agencies (which has been forewarned by Fitch Ratings), could create uncertainty in the U.S. and global financial markets and cause other events which, directly or indirectly, could adversely affect CMS Bancorp’s operations, earnings, and financial condition.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

We rely heavily on communications and information systems to conduct our business. Furthermore, we have access to large amounts of confidential financial information and control substantial financial assets, including those belonging to our customers, to whom we offer remote access, and we regularly transfer substantial financial assets by electronic means. Any failure, interruption or breach in security of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures.

We also face the risk of operational disruption, failure, termination or capacity constraints caused by third parties that facilitate our business activities by providing technology such as software applications, as well as financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure.

Employee errors could also subject us to financial claims for negligence. We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, and if any resulting loss is not insured or exceeds applicable insurance limits, such failure could have a material adverse effect on our business, financial condition and results of operations.

The operations of our business, including our interaction with customers, are increasingly done via electronic means, and this has increased our risks related to cybersecurity.

We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information, including the information belonging to our banking customers. Cyber-attacks may also be directed at disrupting our operations.

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

We are subject to extensive regulations that could limit or restrict our activities, and the cost of compliance is high.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies, currently including the NYSDFS, Federal Reserve and the FDIC. Banking regulations are primarily intended to protect the DIF and depositors, not stockholders. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to regulatory capital requirements, which require us to maintain adequate capital to support our growth. If we fail to meet these capital and other regulatory requirements, our ability to grow, our cost of funds and FDIC insurance could be materially and adversely affected, which could jeopardize the Merger.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act or other laws and regulations could result in fines, sanctions or other adverse consequences.

Financial institutions are required under the USA PATRIOT Act and Bank Secrecy Act to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, intervention or sanctions by regulators, and costly litigation or expensive additional controls and systems, which could jeopardize the closing of the Merger. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the federal government has imposed and is expected to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations, however it is possible for such safeguards to fail or prove deficient during the implementation phase to avoid non-compliance with such laws.

We and CMS are currently undergoing changes in the way we are supervised and examined as a result of the consolidation of federal banking regulators called for by the Dodd-Frank Act, and as a result of the Charter Conversion of CMS, and could possibly experience operational challenges or increased costs in the course of full transition to our new regulators.

As a result of regulatory restructuring called for by the Dodd-Frank Act, effective July 21, 2011, the Federal Reserve became the primary federal regulator of CMS Bancorp. The Federal Reserve has already begun to apply certain parts of its current consolidated supervisory program for bank holding companies, including significantly enhanced reporting requirements, to savings and loan holding companies. Accordingly, CMS Bancorp is currently transitioning to the jurisdiction of our new regulator and expects that some aspects of the regulatory restructuring process could result in increased costs, which could have an adverse impact on our results of operations. We also expect to become subject to new examination, regulatory and reporting requirements.

As a result of the Charter Conversion in June 2012, CMS became a New York state-chartered savings bank subject to the primary supervision and regulation of the NYSDFS and FDIC. Prior to the Charter Conversion, CMS had been subject to the primary supervision and regulation of the OCC, which had assumed such jurisdiction over federal savings associations from the OTS as a result of the Dodd-Frank Act. Accordingly, CMS is currently transitioning to the jurisdictions of our new state and federal regulators and expects that some aspects of the regulatory restructuring process could result in increased costs, which could have an adverse impact on our results of operations. CMS could also become subject to new examination, regulatory and reporting requirements.

The Dodd-Frank Act also created a new government agency, the Consumer Financial Protection Bureau or “CFPB” with broad powers to supervise and enforce consumer protection laws. The CFPB has primary enforcement authority for banking institutions with more than $10 billion in assets and has broad rule-making authority for a wide range of consumer protection laws applicable to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB recently announced several enforcement actions taken against various large banking institutions in this regard.

We are continuing to closely monitor and evaluate developments under the Dodd-Frank Act, which could adversely affect our financial condition and results of operations through significant increases in our regulatory compliance costs.

The Dodd-Frank Act will, among other things, result in increased capital standards, and further new laws and regulations, which create regulatory uncertainty and which are expected to continue to significantly increase our regulatory compliance costs.

The Dodd-Frank Act requires the Federal Reserve to set minimum capital levels for depository institution holding companies (including savings and loan holding companies) that are as stringent as those required for insured depository institutions. Moreover, pursuant to the Dodd-Frank Act, savings and loan holding companies will for the first time become subject to the same capital and activity requirements as those applicable to bank holding companies. The Dodd-Frank Act and implementing regulations also require that all companies that directly or indirectly control an insured depository institution, including savings and loan holding companies, serve as a source of financial and managerial strength to their subsidiary savings associations’ depository institution(s). All of these regulatory actions that implement the Dodd-Frank Act are expected to further increase our regulatory compliance costs.

On June 12, 2012, the federal banking agencies, including the Federal Reserve and FDIC issued notices of proposed rulemakings that revise each agency’s risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision, including implementation of a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement. Additionally, consistent with Basel III, the federal banking agencies propose to apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified “buffer” of common equity tier 1 capital in addition to the minimum risk-based capital requirements. The proposed rulemaking also would revise the agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity. These capital requirements were originally proposed to be phased in beginning in January 2013, however in November 2012, the agencies issued guidance indicating that they do not expect the regulatory capital rules to actually become effective on such date, due to the volume of comments received and the wide range of views expressed during the comment period. There can be no assurance when, and in what form, such rules will be finalized. We cannot predict the impact that such proposals, once adopted, would have upon our financial condition or results of operations.

Risks Relating to Our Common Stock

The price of our common stock could fluctuate significantly, and this could make it difficult for you to resell shares of our common stock at times or at prices you find attractive.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility during the recent economic downturn. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength. As a result, the trading volume in our common stock could fluctuate more than usual and cause significant price variations to occur. This could make it difficult for you to resell shares of our common stock at times or at prices you find attractive.

The trading price of the shares of our common stock will depend on many factors that could change from time to time and could be beyond our control. Among the factors that could affect our stock price are those identified in the section entitled “Special Cautionary Note Regarding Forward-Looking Statements” and as follows:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•

changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

•	actions by our current stockholders, including sales of common stock by existing stockholders and/or directors and executive officers;

•	fluctuations in the stock price and operating results of our competitors;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us;

•	trading activities in our common stock, including short-selling;

•	domestic and local economic factors unrelated to our performance; and

•	general market conditions and, in particular, developments related to market conditions for the financial services industry.

A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

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

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We are required by regulatory agencies to maintain adequate levels of capital to support our operations and such levels could be increased by legislative and regulatory developments. Our ability to raise additional capital, if needed, is significantly limited under the Merger Agreement and also depend in part on conditions in the capital markets at that time, which are outside our control. We are limited under the Merger Agreement from, without the prior written consent of Customers, incurring indebtedness in excess of $100,000 except in the ordinary course of business and from issuing additional shares of CMS Bancorp common stock or other securities. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our financial position could deteriorate, which could impact the Merger.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Through CMS, CMS Bancorp conducts its business primarily through its corporate office and five retail banking offices. As of September 30, 2012, properties, furnishings and equipment and leasehold improvements owned by CMS Bancorp and CMS had an aggregate net book value of $2.7 million.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CMS Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “CMSB.” The table below reflects the stock trading price and dividend payment frequency of CMS Bancorp’s common stock for the years ended September 30, 2012 and 2011. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended	High Price	Low Price	Average Price	Dividends per share
December 31, 2010	$10.00	$8.58	$9.48	$0.00
March 31, 2011	$9.40	$8.95	$9.14	$0.00
June 30, 2011	$9.25	$8.59	$8.92	$0.00
September 30, 2011	$8.77	$7.29	$8.09	$0.00
December 31, 2011	$8.84	$6.96	$7.92	$0.00
March 31, 2012	$8.32	$7.25	$7.94	$0.00
June 30, 2012	$8.10	$6.50	$7.33	$0.00
September 30, 2012	$8.18	$6.52	$7.39	$0.00

See Part I, Item 1. “Description of Business—Regulation” for a discussion of certain limitations imposed on CMS Bancorp’s ability to declare and pay dividends. CMS Bancorp has historically not paid cash dividends on its common stock and does not intend to do so for the foreseeable future. Under the Merger Agreement with Customers, CMS Bancorp is restricted from declaring or paying any dividends on its common stock except with the prior written consent of Customers.

As of December 26, 2012 there were approximately 248 record holders of CMS Bancorp’s common stock.

Set forth below is information as of September 30, 2012 regarding compensation plans under which equity securities of CMS Bancorp are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price	Number of Securities Remaining Available for Issuance under Plans
Equity compensation plans approved by security holders	186,479	$9.56	19,037	[1]
Equity compensation plans not approved by security holders

Total	186,479	$9.56	19,037

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

The information required for this item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the CMS Bancorp, Inc. 2012 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are incorporated herein by reference to the indicated pages of the CMS Bancorp, Inc. 2012 Annual Report to Shareholders attached hereto as Exhibit 13.1.

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

Management has made a comprehensive review, evaluation, and assessment of CMS Bancorp’s internal control over financial reporting as of September 30, 2012. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2012, CMS Bancorp’s internal control over financial reporting was effective based on this criteria.

This Annual Report on Form 10-K does not include an attestation report of CMS Bancorp’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by CMS Bancorp’s registered public accounting firm pursuant to rules of the SEC applicable to smaller reporting companies.

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

General

CMS Bancorp’s Board of Directors currently consists of ten members. In November 2012, the Board of Directors of CMS Bancorp voted to decrease the size of the Board of Directors from eleven to ten directors.

CMS Bancorp’s charter provides that the Board of Directors is divided into three classes, as nearly equal in number as possible. The Board of Directors oversees our business and monitors the performance of our management. In accordance with our corporate governance procedures, the Board of Directors does not involve itself in our day-to-day operations. Our executive officers and management oversee our day-to-day operations. Our directors fulfill their duties and responsibilities by attending meetings of the Board of Directors. Our directors also discuss business and other matters with the Chairman of the Board of Directors, other key executives, and our principal external advisers, including legal counsel, auditors, financial advisors, and other consultants.

Director and Officer Biographical Information

The following table sets forth the names and ages (as of September 30, 2012) of all directors and executive officers of the Company, as well as each individual’s position with the Company and each director’s term of office (as applicable).

Director or Officer	Age(1)	Position with CMS Bancorp	Director Since(2)	Directorship Term Expires
Cheri R. Mazza	54	Director	2006	2013
John E. Ritacco	58	President, Chief Executive Officer and Director	2005	2013
Mauro C. Romita	73	Director	2011	2013
William M. Mooney, Jr.	72	Chairman	2011	2014
Gerry Ryan	48	Director	2011	2014
Robert P. Weisz	59	Director	2010	2014
William V. Cuddy, Jr.	53	Director	1994	2014
William P. Harrington	55	Director	2009	2015
Susan A. Massaro	56	Director	1998	2015
Matthew G. McCrosson	62	Director	2004	2015
Stephen E. Dowd	58	Senior Vice President and Chief Financial Officer	N/A	N/A
Christopher Strauss	69	Senior Vice President, Senior Lending Officer and Compliance Officer	N/A	N/A

(1)	As of September 30, 2012.
(2)	Includes service as a trustee of CMS Bank prior to the formation of CMS Bancorp in 2007, if applicable.

The principal occupation and business experience of each director are set forth below. Unless otherwise indicated, each of the following persons has held his or her present position for the last five years. Moreover, unless otherwise indicated, no company or organization at which a director is principally employed is a parent, subsidiary or affiliate of CMS Bancorp.

Cheri R. Mazza, Ph.D. is an Associate Professor of Accounting for the John F. Welch School of Business at Sacred Heart University in Fairfield, CT. Prior to joining Sacred Heart, she was a professor at Fordham University (2000-2009) and a project manager (1994-2000) for the Financial Accounting Standards Board

(FASB). Dr. Mazza also has experience in the corporate taxation area of public accounting. She is a Certified Public Accountant (CPA) and a Certified Management Accountant (CMA).

Dr. Mazza’s research encompasses issues in contemporary financial reporting, standard setting, and quality of earnings. She has published numerous articles in academic and professional journals including The Accounting Review, Accounting Horizons, Journal of Behavioral Finance, Journal of Accountancy, Financial Analyst’s Journal, and The Journal of Corporate Accounting and Finance. In addition, she co-authored three financial accounting portfolios for The Bureau of National Affairs.

Dr. Mazza is a highly educated and experienced accounting professional who brings a wealth of knowledge to the Board of Directors in the financial accounting area. Her extensive experience in teaching, research, and standard setting provides CMS Bancorp and CMS Bank with a high level of expertise in matters related to financial reporting and the application of generally accepted accounting principles all of which enhance her leadership as Chairperson of the Audit Committee. Dr. Mazza’s significant experience gained through, among other qualifications, six years with FASB in standard setting, her Ph.D. in accounting, and academic experience in both teaching and research make Dr. Mazza an invaluable member of the Board of Directors.

John E. Ritacco’s banking career spans more than three decades serving in various management and executive positions for major financial institutions. Mr. Ritacco has served as the President and Chief Executive Officer of CMS Bank since 2005 and serves as a member of the Board of Directors of both CMS Bancorp and CMS Bank. Mr. Ritacco is actively involved in numerous Westchester County charitable organizations, having served on the Board of the March of Dimes and Junior Achievement of Hudson Valley where he was the Chairman of the Board from 2003-2005. Currently Mr. Ritacco serves on the Board of the Westchester County Association, the largest business association in Westchester County. Mr. Ritacco is a graduate of the University of Rhode Island where he earned a Bachelor of Arts Degree in History/Political Science in 1976.

Mr. Ritacco possesses a far-ranging depth of experience in the financial services industry, having worked for several financial institutions in various capacities including retail banking, small business and corporate lending, corporate finance and sales management. His extensive knowledge of the industry and strong leadership skills provide CMS Bancorp and CMS Bank with invaluable leadership, insight and guidance into the business and regulatory requirements of today’s banking environment.

Mauro C. Romita is President and Chief Operating Officer of Castle Oil Corporation (“Castle”). He joined Castle in 1968 after practicing law in New York City. The company is the largest independent owner-operator of petroleum terminals and distributor of fuel oil in the New York metropolitan area. Mr. Romita oversees the operations of all domestic and international areas of Castle and its subsidiaries, including product supply and marketing, sales, terminals, trucking operations, service, and administrative functions. Mr. Romita earned his Bachelor of Arts degree in 1961 from Iona College, where he majored in Spanish language and literature with a minor concentration in Italian literature. In 1965, he received his Juris Doctor degree from New York Law School. He is admitted to practice law in the State of New York. In addition to his responsibilities at Castle, Mr. Romita is a dedicated participant in diverse educational and charitable organizations and has been a recipient of numerous awards and accolades.

Mr. Romita’s vast business experience and contacts in Westchester County, the primary target area for CMS Bancorp, and his high level of participation in numerous charitable, educational and civic organizations has enabled Mr. Romita to develop personal relationships throughout the region with significant business leaders, and has allowed Mr. Romita to also develop an enhanced knowledge of the local community which is necessary for CMS Bank’s growth and success. Mr. Romita’s strong financial analytical skills regarding business management, stability and growth make him a valued member of the Board of Directors.

William V. Cuddy, Jr. serves as Executive Vice President of CBRE Group, Inc., providing commercial real estate brokerage and consulting services to regional and national clients for over 29 years. He leads a team of professionals in providing corporate real estate services including tenant representation (regional and national), as well as agency sales and leasing. CB Group, Inc. has recognized Mr. Cuddy as its top producing broker numerous times and he was awarded the NAIOP Deal of the Year six times for various sales and lease transactions.

Mr. Cuddy’s present and past leadership positions have included serving as a director of The Burke Hospital Foundation since 2009; director of The Burke Research Institute since 2006; and Director (2001-2009) and Past President of The Burke Rehabilitation Hospital (2007-2009); Member, Board of Stewards and Past President (2007) with the Friendly Sons of St. Patrick in Westchester County; Board member at Mercy College (1996-2005); and Director of the Westchester County Association (WCA) since 2010. Mr. Cuddy is also currently serving as Chairman of the WCA Economic Development Task Force.

The Board of Directors values the depth of Mr. Cuddy’s background and expertise in real estate matters. In particular, Mr. Cuddy provides CMS Bancorp and CMS Bank with an extensive knowledge of the regional commercial real estate market, and provides valuable assistance in fostering relationships with owners, investors, developers and the corporate community. Mr. Cuddy is also valued for his marketing and transaction skills.

William P. Harrington is a Partner and Chairman of the Management Committee of Bleakley Platt & Schmidt, LLP, a full service law firm with offices in White Plains, New York and Greenwich, Connecticut. Mr. Harrington has been employed with Bleakley Platt & Schmidt, LLP since August of 1983. He is also the head of the Litigation and Toxic Tort/Complex Litigation Practice Groups, member of the Environmental Practice Group, and member of the firm’s Executive Committee. Mr. Harrington is the Chairman of the Westchester County Association and a member of the Board of Trustees of Elizabeth Seton Pediatric Center, St. Joseph’s Seminary and College, The Friendly Sons of St. Patrick in the County of Westchester, Inner City Scholarship Fund of the Archdiocese of New York, Dominican Sisters of Hope Health System, Capuchin Franciscans of the Province of St. Mary, and Knights of St. Patrick. He is also a member of the Board of Directors of TBS International, Ltd (“TBSI”), a NASDAQ-listed company, and serves as TBSI’s Lead Independent Director and the Chair of its Governance Committee.

The Board of Directors values Mr. Harrington’s depth of legal experience as an attorney for over 27 years representing significant regional and national clients in commercial, environmental, labor and land use litigation, which has provided Mr. Harrington with a strong familiarity with CMS Bank’s target market, its constituents and potential clients. Mr. Harrington’s extensive participation as a member of the various charitable and business organizations mentioned above has enabled Mr. Harrington to develop personal relationships throughout the region with significant business leaders, and has allowed Mr. Harrington to also develop an enhanced knowledge of the local community which is necessary for CMS Bank’s growth and success. Mr. Harrington’s strong financial analytical skills regarding business management, stability and growth make him a valuable member of the Board of Directors.

Susan A. Massaro has been Executive Vice President, Professional Services of Scivantage, Inc. a provider of brokerage solutions, and predecessor company Nova Corporation since 2001; and Senior Vice President, Internet Solutions of Qwest Communications and predecessor company Icon CMT Corp. from 1996 to 2001. Ms. Massaro also worked for Data General Corporation from 1979 to 1996 in various information technology technical and management capacities, ending as Director of U.S. Professional Services. Ms. Massaro is an information technology professional with extensive executive-level business and financial operations leadership and management experience in IT service delivery and consulting services.

The Board of Directors values Ms. Massaro’s experience in leveraging software solutions and technologies to practically, efficiently and economically manage and grow business, which enables her to advise CMS Bancorp in the areas of operations, compliance and IT security. With her significant experience in managing large organizations, corporate compensation, staff evaluation and human resources, Ms. Massaro provides leadership to the Board of Directors’ Compensation Committee. Combining these skills with the experience she brings with emerging company environments and in leading due diligence efforts for potential acquisitions with several completed transactions and assimilations, Ms. Massaro contributes considerably to the strategic matters and risk management issues that are subjects of focus for the Board of Directors.

Matthew G. McCrosson is a partner in charge of consulting for O’Connor, Davies, Munns & Dobbins LLP (“ODMD”) Accountants and Consultants, where he has been employed since 2000. Mr. McCrosson provides performance improvement based advisory services in addition to organizational and operational reviews. He has assisted many clients in reviewing their technology platforms in terms of alternative systems and system selection and implementation coordination. He also leads ODMD Internal Audit practice initiatives. Prior to joining ODMD in 2000, Mr. McCrosson was with KPMG Consulting, in the firm’s Public Services line of business. Earlier in his career, Mr. McCrosson served as chief financial officer or chief operating officer of several national and regional not-for-profit organizations. He holds a BS in accounting and MBA in finance with a second MBA concentration in information systems from Manhattan College, where he serves in the Mentor Program. Mr. McCrosson serves on the Boards of the Business Council of Westchester and Westchester Community College Foundation. He is Chairman of the Westchester Community Foundation.

The Board of Directors values Mr. McCrosson’s financial expertise and diversity of business experience in the technological arena, among other qualities. Mr. McCrosson is a member of the audit committee and has been designated by the Board of Directors as an “audit committee financial expert,” as that term is defined by SEC regulations. Mr. McCrosson’s unique combination of financial and accounting expertise and knowledge of technology matters makes him an invaluable member of the Board of Directors.

William M. Mooney, Jr., is President of The Westchester County Association, a business-based membership organization committed to addressing public policy issues with respect to business advocacy and economic development on behalf of the region’s corporate and not-for-profit organizations. Under Mr. Mooney’s leadership, The Westchester County Association has been an effective advocate for business on important issues including healthcare reform and property taxes. He was recently selected by Governor Andrew M. Cuomo to serve on the Mandate Relief Redesign Team. Mr. Mooney has been a director of Debt Resolve, Inc., a NASDAQ-listed company, since April 2003.

Before being elected as President of The Westchester County Association in 2004, Mr. Mooney had a long and distinguished career in the banking industry, most recently at Independence Community Bank where he was responsible for all business activities in Westchester and Connecticut. Prior to that he held senior executive positions with Union State Bank, where he managed retail banking activities and business development, and Chase Manhattan Bank and Chemical Bank, where he was responsible for all retail and small business activities in the New York metropolitan area. He also served as President and CEO of Hudson Valley Bank. He began his banking career with Citibank.

Mr. Mooney is a valued member of the Board of Directors, and as Chairman, his contributions as an experienced business leader in the banking sector as well as his deep-rooted community ties are invaluable to the Board. In addition to his business leadership experience, Mr. Mooney is deeply committed to the community through his many philanthropic activities with not-for-profit and educational organizations. He has served as a chairman of the board of numerous organizations including United Way of Westchester and Putnam Counties, St. Thomas Aquinas College, The Westchester County Association, American Heart Walk, Westchester Partnership for Economic Development, CYO Rockland County, Red Cross Rockland County and Rockland Center for the Arts.

Gerry Ryan is President and Chief Executive Officer of DGC Capital Contracting Corp., a premier contractor serving the retail and commercial sectors. Based in Mount Vernon, NY, the company provides construction services for a wide range of retail and commercial uses including supermarkets, hotels, offices, department stores, banks, home building supply stores, gyms and restaurants. The company also provides construction services for institutions including medical centers, public schools, colleges and libraries.

Born and raised in Ireland, Mr. Ryan immigrated to the U.S. in 1985. Over the years, he along with his partners, went on to start several construction companies. In 1996, they formed Discover General Contracting which later merged with Capital Installation Corp. to create today’s DGC Capital Contracting Corp.

Mr. Ryan is actively involved in the local community serving as Chairman of the Mount Vernon Chamber of Commerce. He also serves on the board of the Mamaroneck International Jazz Festival which debuts this year. In 2002, Mr. Ryan was recognized for his work with the Fulfilling a Dream Fund by being awarded for the second time the prestigious Ernst & Young Entrepreneur of the Year Award.

The Board of Directors values the depth of Mr. Ryan’s leadership skills as well as background and diverse viewpoint regarding real estate construction matters. In particular, Mr. Ryan provides CMS Bancorp and CMS Bank with an extensive knowledge of the real estate construction market, and provides valuable assistance in building relationships with owners, investors, developers and the corporate community. Mr. Ryan is also valued by the Board of Directors for his marketing and transaction skills.

Mr. Robert Weisz is Chairman and Chief Executive Officer of the RPW Group, Inc., the largest private owner of Class “A” office buildings in Westchester County, as well as one of the largest land holders in Westchester, NY. RPW Group, Inc. was founded in 1979 by Mr. Weisz and is a fully integrated real estate organization providing ownership, in-house management, construction, and maintenance of all of its buildings. Mr. Weisz serves on the Board of Directors of the Westchester County Association, New Rochelle Police Foundation, Arts of Westchester, and Mount Vernon Chamber of Commerce. He is also Chairman of the Board of Reaching U, a non-profit organization located in the U.S. which works for low-income mothers and children in Uruguay.

In addition to Mr. Weisz’s expertise in property development and construction management, the Board of Directors values the extensive leadership and business experience that Mr. Weisz brings to the Board of Directors, in large part due to Mr. Weisz’s current role as Chairman and Chief Executive Officer of the RPW Group, Inc. Mr. Weisz has evaluated the credit of over 300 tenants and has been involved in acquisitions in excess of half a billion dollars in assets, the knowledge and experience of which is immediately pertinent to the work and focus of the Board of Directors.

Executive Officers Who are Not Directors

Biographical information and the business experience of each non-director executive officer of CMS Bancorp are set forth below.

Stephen Dowd has served as Senior Vice President and Chief Financial Officer of CMS Bancorp and CMS Bank since October 2005. Mr. Dowd has extensive experience in finance, having served as the chief financial officer of a technology consulting firm from 1999 to 2005. From 1990 to 1999, Mr. Dowd held various accounting and finance positions at ASARCO, a publicly held international mining company. Prior to that, Mr. Dowd was a senior manager at Ernst and Young, in the New York and White Plains offices, where he served clients in numerous industries, including banking.

Christopher Strauss has served as Senior Vice President and Senior Lending Officer, and Compliance Officer of CMS Bancorp and CMS Bank since October 2005. Mr. Strauss was promoted to the position of Executive Vice President of CMS Bank in June 2011. From March 2004 to September 2005, Mr. Strauss was Vice President of Credit Administration at Union State Bank, where he managed the credit underwriting process in the bank’s Westchester Loan Center originating commercial and industrial and commercial real estate loans. From 2001 to March 2004, Mr. Strauss was Senior Vice President and Senior Lending Officer at Reliance Bank in White Plains, New York, where he managed all aspects of the bank’s lending, including underwriting and credit decisions on all new and renewing loans, pricing and structuring on new and renewing loans, loan servicing, credit grading, and loan collection. In addition, he acted as Reliance Bank’s Compliance Officer, managing the bank’s compliance program to include all lending, branch operations and BSA requirements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires CMS Bancorp’s directors and executive officers, and persons who own more than 10% of CMS Bancorp’s common stock, to report to the SEC their initial ownership of CMS Bancorp’s common stock, on Form 3, and any subsequent changes in that ownership, on Form 4. Reports on Form 3 must be filed within 10 days of becoming a beneficial owner, director or officer. Reports on Form 4 must be filed before the end of the second business day following the day on which the transaction effecting a change in ownership occurred. CMS Bancorp is required to disclose in this annual report any late filings or failures to file.

To CMS Bancorp’s knowledge, based solely on its review of the copies of such reports furnished to CMS Bancorp and written representations that no other reports were required during the fiscal year ended September 30, 2012, all Section 16(a) filing requirements applicable to CMS Bancorp’s executive officers and directors during fiscal year 2012 were met, except that one Form 4 for each of directors William M. Mooney, Jr., William V. Cuddy, Jr. and Gerry Ryan was not filed on a timely basis.

Code of Ethics

CMS Bancorp has adopted a Code of Ethics that is applicable to all officers, directors and employees of CMS Bancorp and its affiliates. The Code of Ethics has been filed with the SEC and is also available on our website, www.cmsbk.com, under the Management Team tab. You may also send a request for a free copy of the Code of Ethics to our principal executive office located at: CMS Bancorp, Inc., Attn: Corporate Secretary, 123 Main Street, White Plains, New York 10601.

Audit Committee Information

CMS Bancorp has a separately-designated standing Audit Committee of its Board of Directors, on which Directors Mazza (chair), Massaro and McCrosson serve. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our independent auditors, and internal auditors, and reports any substantive issues found during the audits to the Board of Directors. The Audit Committee is directly responsible for the appointment, compensation, and oversight of the work of our independent auditors. The Audit Committee reviews and approves all transactions with affiliated parties. The Board of Directors has adopted a written charter for the Audit Committee. Each of Directors Mazza, Massaro and McCrosson qualifies as an “audit committee financial expert,” as that term is defined by SEC regulations, and the Board of Directors has designated them as such. A copy of the current Audit Committee charter is available on our website at www.cmsbk.com, under the Investor Relations tab. The Committee met four times in the fiscal year ended September 30, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides information about the compensation paid in fiscal years 2012 and 2011 to CMS Bancorp and CMS Bank’s President and Chief Executive Officer; Senior Vice President and Chief Financial Officer; and Senior Vice President and Senior Lending Officer (collectively, the “named executive officers”). CMS Bancorp has no other executive officers.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS

ENDED SEPTEMBER 30, 2012 AND 2011

Name and Principal Positions	Year	Salary(1) ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
John E. Ritacco,	2012	325,000	126,250	—	—	12,553	463,803
President and Chief Executive Officer	2011	316,250	117,500	—	—	13,313	447,063
Stephen Dowd,	2012	169,837	25,000	—	—	10,316	205,153
Senior Vice President and Chief Financial Officer	2011	162,919	24,435	18,691	10,125	9,647	227,817
Christopher Strauss,	2012	162,840	25,000	—	—	10,073	197,913
Senior Vice President, Senior Lending Officer and Compliance Officer	2011	162,733	27,694	20,053	10,125	5,434	226,039

(1)	The figures shown for salary and bonus represent amounts earned for the fiscal year, whether paid as of September 30, of such year, or accrued as of September 30, and paid thereafter. Mr. Ritacco, while serving as President and Chief Executive Officer, does not receive any additional compensation for serving as a director.
(2)	The amounts shown in this column represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, based on the number of shares of restricted stock granted and the per share price on the date of grant. Each grant of restricted stock vests over five years.
(3)	The amounts shown in this column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For more information concerning the assumptions used in making these calculations, please refer to Note 14 to the audited financial statements included in the 2012 Annual Report. Options vest over five years.
(4)	For 2012, amounts represent (a) 401(k) contributions made by CMS Bank for Mr. Ritacco, Mr. Dowd and Mr. Strauss in the amounts of $8,500, $6,794, and $6,514, respectively, and (b) the allocation of shares of CMS Bancorp’s common stock under the ESOP to the accounts of Mr. Ritacco, Mr. Dowd and Mr. Strauss in the amounts of $4,053, $3,522, and $3,559, respectively. For 2011, amounts represent (a) 401(k) contributions made by CMS Bank for Mr. Ritacco, Mr. Dowd and Mr. Strauss in the amounts of $8,250, $8,808, and $1,503, respectively, and (b) the allocation of shares of CMS Bancorp’s common stock under the ESOP to the accounts of Mr. Ritacco, Mr. Dowd and Mr. Strauss in the amounts of $5,063, $3,839, and $3,931, respectively. The named executive officers also participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. We provide certain non-cash perquisites and personal benefits to each named executive officer that do not exceed $10,000 in the aggregate for any individual, and are not included in the reported figures.

On December 29, 2010, CMS Bancorp and CMS Bank each entered into separate, parallel, amended and restated employment agreements (the “New Employment Agreements”) with Mr. Ritacco as President and Chief Executive Officer of CMS Bancorp and CMS Bank. The New Employment Agreements, effective as of January 1, 2011, amended and restated employment agreements between each of CMS Bancorp and CMS Bank and Mr. Ritacco that were entered into on July 30, 2008, effective as of January 1, 2008.

The New Employment Agreements are substantially similar to the employment agreements they replaced, except that the New Employment Agreements: (i) provide that CMS Bancorp and CMS Bank will employ Mr. Ritacco for an initial period prior to extension until December 31, 2012, (ii) provide for Mr. Ritacco to receive an annual base salary of $325,000 while maintaining the same bonus structure whereby Mr. Ritacco will receive an annual bonus of $45,000 and be eligible to receive an additional bonus if he achieves certain performance objectives set by CMS Bank, and (iii) provide for one year extensions of each agreement’s term only through affirmative action by the Board of Directors of each of CMS Bancorp and CMS Bank on or before March 31st of the year in which expiration would otherwise occur, provided that automatic extension for an additional year will occur if Mr. Ritacco notifies each Board of Directors between March 1st and March 15th of the year in which the agreement’s term is scheduled to end, and the Board does not notify Mr. Ritacco by March 31st of such year that the Board is renewing or not renewing the agreement.

The following table provides information about the outstanding equity awards held by the named executive officers as of September 30, 2012.

Outstanding Equity Awards at September 30, 2012

Name	Grant Date of Award	Number of securities underlying unexercised options(1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares of units of stock that have not vested ($)
John E. Ritacco	11/28/07	51,379	$10.12	11/28/2017	4,111	32,888
Stephen E. Dowd	11/28/07	22,000	$10.12	11/28/2017	2,000	16,000
	11/23/09	2,500	$7.25	11/23/2019	750	6,000
	1/26/11	—	—	—	708	5,664
	4/27/11	2,500	$8.66	4/27/21	1,000	8,000
Christopher Strauss	11/28/07	22,000	$10.12	11/28/2017	2,000	16,000
	11/23/09	2,500	$7.25	11/23/2019	750	6,000
	1/26/11	—	—	—	803	6,424
	4/27/11	2,500	$8.66	4/27/21	1,000	8,000

(1)	Stock option awards reported in this column are the total options awarded to each named executive officer on the date specified in the previous column. Stock option awards are subject to a vesting schedule of 20% per year, starting one year after the award date. At 9/30/2012, the vesting date of unvested options awarded to Messrs. Ritacco, Dowd and Strauss on 11/28/2007 is 11/28/2012. At 9/30/2012, the vesting dates of unvested options awarded to Messrs. Dowd and Strauss on 11/23/2009 are 11/23/2012, 11/23/2013 and 11/23/2014. At 9/30/2012, the vesting dates of unvested options awarded to Messrs. Dowd and Strauss on 4/27/2011 are 4/27/2013, 4/27/2014, 4/27/2015 and 4/27/2016. Pursuant to the terms of the Merger Agreement, all outstanding options to purchase shares of common stock will be assumed by Customers Bancorp, with each assumed stock option continuing to have, and be subject to, the same terms and conditions of such option immediately prior to the closing of the Merger. Nonetheless, because the individual agreements for stock options awarded under the CMS Bancorp, Inc. 2007 Stock Option Plan (“Option Plan”) require that all outstanding stock options that have not previously vested will become fully and immediately vested upon the occurrence of a Change of Control (as defined in the Option Plan), all options assumed by Customers will be fully vested upon the date of consummation of the Merger, currently anticipated to occur in the first half of calendar year 2013.

(2)

Restricted stock options reported in this column represent the unvested shares of restricted stock awarded to each named executive officer on the date specified in the second column. The restricted stock is subject to a vesting schedule of 20% per year, starting one year after the award date. At 9/30/2012, the vesting date of the unvested restricted stock awarded to Messrs. Ritacco, Dowd and Strauss on 11/28/2007 is 11/28/2012. At 9/30/2012, the vesting dates of the unvested restricted stock awarded to Messrs. Dowd and Strauss on 11/23/2009 are 11/23/2012, 11/23/2013, and 11/23/2014. At 9/30/12, the vesting dates of the unvested restricted stock awarded to Messrs. Dowd and Strauss on 1/26/2011 are 1/26/2013, 1/26/2014, 1/26/2015 and 1/26/2016. At 9/30/2012, the vesting dates of the unvested restricted stock awarded to Messrs. Dowd and Strauss on 4/27/2011 are 4/27/2013, 4/27/2014, 4/27/2015 and 4/27/2016. Pursuant to the terms of the Merger Agreement and agreement for restricted stock awards granted under the CMS Bancorp, Inc. 2007

Recognition and Retention Plan (“R&R Plan”), all outstanding restrict stock that has not previously vested will become fully and immediately vested upon the occurrence of a Change of Control (as defined in the R&R Plan), i.e., the date of consummation of the Merger, currently anticipated to occur in the first half of calendar year 2013.

Pension Benefits

Tax Qualified Pension Plan. CMS Bank maintains a tax-qualified pension plan that covers substantially all employees hired on or before June 30, 2008(1) who are age 18 or older and had at least one year of service at the time of qualification for participation in the plan. The following table shows the estimated aggregate benefits payable under the tax-qualified pension plan upon retirement at age 65 with various years of service and average compensation combinations.

	Years of Benefit Service (2)
Average Compensation (3)	10	15	20	25	30
$125,000	41,667	62,500	62,500	62,500	62,500
150,000	50,000	75,000	75,000	75,000	75,000
175,000	58,333	87,500	87,500	87,500	87,500
200,000	66,667	100,000	100,000	100,000	100,000
225,000	68,333	102,500	102,500	102,500	102,500
250,000	68,333	102,500	102,500	102,500	102,500

(1)	Employees hired after June 30, 2008 are not eligible for the plan.
(2)	Benefit service after February 28, 2010 is not recognized for purposes of calculation of benefits.
(3)	Average compensation is average base salary, as reported in the “Salary” column of the Summary Compensation Table, for the highest three consecutive years of employment within the final 10 years of employment. Tax laws impose a limit ($255,000 for individuals retiring in 2012) on the average compensation that may be counted in computing benefits under the tax-qualified pension plan. Compensation after February 28, 2010 is not recognized for purposes of calculation of average compensation.

The benefits shown in the preceding table are annual benefits payable in the form of a single life annuity and are not subject to any deduction for Social Security benefits or other offset amounts.

401(k) Plan. CMS Bank maintains a tax-qualified 401(k) defined contribution plan for employees who have attained age 18 and have at least one year of service. Eligible employees may make pre-tax contributions to the plan through salary reduction elections from annual compensation, subject to limitations of the Internal Revenue Code (the “Code”) (the limit is $17,000 for 2012 and $17,500 for 2013, for participants under the age of 50). CMS Bank may make a discretionary matching contribution to the plan equal to a fixed percentage of annual compensation contributed to the plan on a pre-tax basis by the eligible employee.

Employee Stock Ownership Plan (“ESOP”). This plan is a tax-qualified plan that covers substantially all employees who have at least one year of service and have attained age 18. Although contributions to this plan are discretionary, CMS Bank intends to contribute enough money each year to make the required principal and interest payments on the loan from CMS Bancorp. The loan is for a term of up to 30 years and calls for level annual payments of principal plus interest. The plan initially pledged the shares it purchases as collateral for the loan and holds them in a suspense account.

The employee stock ownership plan does not distribute the pledged shares right away. Instead, it releases a portion of the pledged shares annually. The employee stock ownership plan allocates the shares released each year among the accounts of participants in proportion to their salary for the year. For example, if a participant’s salary for a year represents 1.0% of the total salaries of all participants for the year, the plan allocates to that participant 1.0% of the shares released for the year. Participants direct the voting of shares allocated to their accounts. Shares in the suspense account will usually be voted in a way that mirrors the votes which participants cast for shares in their individual accounts.

The employee stock ownership plan may purchase additional shares in the future, and may do so using borrowed funds, cash dividends, periodic employer contributions or other cash flow.

Non-Equity Incentive Compensation Plans

The Company did not have a formal non-equity incentive compensation plan for calendar years 2011 and 2012. However, the Compensation Committee may make discretionary bonus payments to Messrs. Ritacco, Dowd and Strauss based on CMS Bancorp’s, CMS Bank’s and individual performance during the calendar year. In 2012, the Compensation Committee determined that the relevant performance measures for calendar year 2011 were satisfied, and CMS Bancorp paid awards of $126,250 to Mr. Ritacco, $25,000 to Mr. Dowd and $25,000 to Mr. Strauss in recognition of their achievement of these goals. These amounts are recorded as bonuses received in 2012 under the Summary Compensation Table above. The Compensation Committee may make awards to the aforementioned individuals based on CMS Bancorp’s, CMS Bank’s and individual performance during the calendar year 2012.

Equity Compensation Plans

CMS Bancorp, Inc. 2007 Stock Option Plan. CMS Bancorp has a Stock Option Plan in effect that was approved by the shareholders and became effective on November 9, 2007. The purpose of the Stock Option Plan is to encourage the retention of key employees and directors by facilitating their purchase of a stock interest in CMS Bancorp. The Stock Option Plan is not subject to ERISA and is not a tax-qualified plan. CMS Bancorp has reserved an aggregate of 205,516 shares of common stock for issuance upon the exercise of stock options granted under the plan. Such shares may be unissued shares or shares previously issued and subsequently reacquired by CMS Bancorp. Any shares subject to grants under the plan which expire or are terminated, forfeited or canceled without having been exercised or vested in full shall be available for new option grants. During the year ended September 30, 2008, stock options to purchase an aggregate of 152,154 shares of common stock were granted to directors and officers of CMS Bank. In November 2009, stock options to purchase an aggregate of 8,300 shares of common stock were granted to officers of CMS Bank, and in May 2010, stock options to purchase 6,000 shares of common stock were granted to a director. In April 2011, stock options to purchase an aggregate of 8,300 shares of common stock were granted to officers of CMS Bank, in September 2011, stock options to purchase 6,000 shares of common stock were granted to a director and in September 2012, stock options to purchase 22,000 shares of common stock were granted to three directors. As of December 26, 2012, 19,037 options remain available for future grant. Options are granted based on the conclusions of the Compensation Committee, after considering factors including, but not limited to the person’s individual performance, level of achievement of personal goals, contribution to corporate performance and achievement of corporate goals, overall compensation compared to a peer group and other factors.

CMS Bancorp, Inc. 2007 Recognition and Retention Plan. CMS Bancorp’s Recognition and Retention Plan was approved by shareholders and became effective on November 9, 2007. Like the Stock Option Plan, the Recognition and Retention Plan functions as a long-term incentive compensation program for eligible officers, employees and outside directors of CMS Bancorp and CMS Bank. The Recognition and Retention Plan is not subject to ERISA and is not a tax-qualified plan. The members of the Board of Directors’ Compensation Committee administer the Recognition and Retention Plan, and CMS Bancorp pays all costs and expenses of administering the Recognition and Retention Plan. During the fiscal year ended September 30, 2008, 61,701 shares of restricted stock were granted to directors and officers of CMS Bank. In November 2009, 4,150 shares of restricted stock were granted to officers of CMS Bank, and in May 2010, 6,000 shares of restricted stock were granted to a director. In January and April 2011, 3,008 and 4,150 shares, respectively, of restricted stock were granted to officers of CMS Bank, and in September 2012 and 2011, 6,019 and 2,000 shares, respectively, of restricted stock were granted to directors. As of December 26, 2012, no shares remain available for future grants. No contribution by participants is permitted. Stock is granted based on the conclusions of the Compensation Committee, after considering factors including, but not limited to the person’s individual performance, level of achievement of personal goals, contribution to corporate performance and achievement of corporate goals, overall compensation compared to a peer group and other factors.

Termination and Change in Control Benefits

Employment Agreement. On December 29, 2010, CMS Bank entered into an amended and restated employment agreement with Mr. Ritacco, effective January 1, 2011. The agreement has an initial term of two years, ending December 31, 2012, and will be reviewed on the one-year anniversary of the agreement, upon such time the Board may extend the agreement for one additional year. Upon termination for Good Reason, without Cause, or upon a Change of Control (as each term is defined in the employment agreement), Mr. Ritacco would be entitled to: (1) the unpaid portion of any compensation earned up until the date of termination; (2) any benefits to which he is entitled to as a former employee under the employee benefit plans and programs maintained by CMS Bank; (3) continued health and welfare benefits until the earliest date he becomes eligible for such benefits maintained by a subsequent employer or the date of the remaining unexpired employment period; (4) a lump sum payment equal to the greater of his annual salary at the rate in effect immediately prior to his termination of employment, or the salary that he would have earned through the Remaining Unexpired Employment Term (as defined in the employment agreement); and (5) an amount equal to the highest annual cash bonus achieved during the three years preceding the year of termination. The employment agreement with CMS Bank does not provide for 280G indemnification.

On December 29, 2010, CMS Bancorp entered into a parallel and amended and restated employment agreement with Mr. Ritacco with terms substantially identical to the employment agreement between CMS Bank and Mr. Ritacco. However, under the employment agreement with CMS Bancorp, the Remaining Unexpired Employment Term shall be deemed to equal three (3) years for the purpose of determining the severance payments that would be payable to Mr. Ritacco upon a termination of employment following a Change in Control. Additionally, if upon a Change in Control Mr. Ritacco receives any severance payments under the employment agreement that would constitute an excess parachute payment within the meaning of Section 280G of the Code, then CMS Bancorp will provide him with an additional payment to make him whole for any excise taxes that may be imposed under that Code Section.

Change of Control Agreements. CMS Bank has entered into two-year change of control agreements with Mr. Dowd, Mr. Strauss, Diane Cocozzo and Laura Caruolo. Mr. Dowd and Mr. Strauss are officers of CMS Bancorp and CMS Bank, while Ms. Cocozzo and Ms. Caruolo are officers of CMS Bank only. These agreements are guaranteed by CMS Bancorp. The term of these agreements is perpetual until CMS Bank gives notice of non-extension, at which time the term is fixed for two years.

Generally, CMS Bank may terminate the employment of any officer covered by these agreements, with or without cause, at any time prior to a change of control without obligation for severance benefits. However, if CMS Bancorp or CMS Bank sign a merger or other business combination agreement, or if a third party makes a tender offer or initiates a proxy contest, it could not terminate an officer’s employment without cause without liability for severance benefits. The severance benefits would generally be equal to the value of the cash compensation and fringe benefits that the officer would have received if he or she had continued working for an additional two years. CMS Bank would pay the same severance benefits if the officer resigns after a change of control following a loss of title or office, material reduction in duties, functions, compensation or responsibilities, involuntary relocation of his or her principal place of employment to a location over 35 miles from CMS Bank’s principal office on the day before the change of control and over 35 miles from the officer’s principal residence or other material breach of contract which is not cured within 30 days. These agreements also provide uninsured death and disability benefits.

If CMS Bancorp and CMS Bank experience a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by Section 280G of the Code, a portion of any severance payments under the change of control agreements might constitute an “excess parachute payment” under current federal tax laws. Under the change in control agreements, any severance payments made which are subject to Section 280G of the Code would be reduced to the extent necessary to avoid the imposition of an excise tax and related non-deductibility under Section 280G of the Code.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2012, there were no interlocks between members of the Compensation Committee or our executive officers and corporations with respect to which such persons are affiliated.

Compensation of Directors

The following table sets forth information regarding compensation earned by the non-employee directors of CMS Bancorp during the last fiscal year.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR ENDED SEPTEMBER 30, 2012

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	All Other Compens- ation	Total ($)
William V. Cuddy, Jr.	20,500	—	—		20,500
Thomas G. Ferrara (former Chairman) (4)	65,600	—	—	—	65,600
William P. Harrington	14,100	—	—		14,100
Susan A. Massaro	19,400	—	—		19,400
Cheri R. Mazza	24,000	—	—		24,000
Matthew G. McCrosson	21,800	—	—		21,800
William M. Mooney, Jr. (Chairman) (5)	10,400	24,272	48,500		83,172
Gerry Ryan	10,200	12,060	29,100		51,360
Robert Weisz	10,800	—	—		10,800
Mauro C. Romita	9,000	12,000	28,320		49,320

(1)	Includes retainer payments, meeting fees, and committee and/or chairmanship fees earned during the fiscal year, whether such fees were paid currently or deferred.
(2)	The amounts shown in this column represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, based on the number of shares of restricted stock granted and the per share price on the date of grant. Each grant of restricted stock vests over five years. At 9/30/2012, the aggregate amount of outstanding restricted stock granted on 11/15/2007 to each of the following Directors was as follows: Ms. Massaro—2,000 shares; Ms. Mazza—2,000; Mr. Cuddy—2,000 shares; and Mr. McCrosson—2,000 shares. At 9/30/2012, the aggregate amount of outstanding restricted stock granted on 5/27/2010 to Mr. Harrington was 2,000 shares and the aggregate amount of outstanding restricted stock granted to Mr. Weisz on 9/28/2011 was 2,000 shares. At 9/30/2012, the aggregate amount of outstanding restricted stock granted during the fiscal year ended 9/30/2012 to Mr. Mooney and Ryan was 3,019 and 1,500 shares, respectively. At 9/30/2012, Mr. Romita was entitled to receive a restricted stock award of 1,500 shares, which was approved by the Board on 9/26/2012 with a grant date of 10/31/2012. Pursuant to the terms of the Merger Agreement and agreement for restricted stock awards granted under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan (“R&R Plan”), all outstanding restrict stock that has not previously vested will become fully and immediately vested upon the occurrence of a Change of Control (as defined in the R&R Plan), i.e., the date of consummation of the Merger, currently anticipated to occur in the first half of calendar year 2013.

(3)	The amounts shown in this column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For more information concerning the assumptions used in these calculations, please refer to Note 15 to the audited financial statements included in the 2011 Annual Report. Options vest over five years. At 9/30/2012, the aggregate amount of outstanding stock options granted on 11/15/2007 to each of the following Directors was as follows: Ms. Massaro—6,000; Ms. Mazza—6,000; Mr. Cuddy—6,000; and Mr. McCrosson—6,000 shares. At 9/30/2012, the aggregate amount of outstanding stock options granted on 5/27/2010 to Mr. Harrington was 6,000 shares and the aggregate amount of outstanding stock options granted on 9/28/2011 to Mr. Weisz was 6,000 shares. At 9/30/2012, the aggregate amount of outstanding stock options granted during the fiscal year ended 9/30/2012 to Mr. Mooney and Ryan was 10,000 shares and 6,000 shares, respectively. At 9/30/2012, Mr. Romita was entitled to receive an option award of 6,000 shares, which was approved by the Board on 9/26/2012 with a grant date of 10/31/2012. Pursuant to the terms of the Merger Agreement, all outstanding options to purchase shares of common stock will be assumed by Customers Bancorp, with each assumed stock options continuing to have, and be subject to, the same terms and conditions of such option immediately prior to the closing of the Merger. Nonetheless, because the individual agreements for stock options awarded under the CMS Bancorp, Inc. 2007 Stock Option Plan (“Option Plan”) require that all outstanding stock options that have not previously vested will become fully and immediately vested upon the occurrence of a Change of Control (as defined in the Option Plan), all options assumed by Customers will be fully vested upon the date of consummation of the Merger, currently anticipated to occur in the first half of calendar year 2013. Pursuant to the Merger Agreement, Customers has indicated that it will take all actions necessary to ensure that any current directors of CMS Bancorp are not be required to exercise any CMS stock option after the effective time of the Merger so long as the director elects to join and remain on the Hudson Valley Advisory Board of Customers Bank.
(4)	Mr. Ferrara served as Chairman of the Board of Directors until his resignation from the Board of Directors effective on June 26, 2012.
(5)	Director Mooney became Chairman of the Board of Directors as of July 9, 2012.

Meeting Fees. Each non-employee director of CMS Bancorp receives a fee of $1,000 for attendance at each board meeting and $400 for attendance at each meeting of a committee of which they are members. The Chairman of the Board of Directors also receives an annual retainer of $25,000. Effective, January 1, 2011 each Committee Chairperson receives annual retainers as follows: Audit, $10,000; Loan, $5,000; Compensation, $5,000; Strategic Planning and Budget, $2,500; and Corporate Governance & Compliance, $2,500. Committee Chairpersons did not receive annual retainers at any time prior to January 1, 2011. Mr. Ritacco, while serving as President and Chief Executive Officer, does not receive any additional compensation for serving as a director.

See above for a discussion of the CMS Bancorp, Inc. 2007 Stock Option Plan and CMS Bancorp, Inc. 2007 Recognition and Retention Plan, which are equity compensation plans of CMS Bancorp in which the directors also participate.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 5 above for equity compensation plan information with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Principal Shareholders of CMS Bancorp

The following table contains common stock ownership information for persons known to CMS Bancorp to “beneficially own” 5% or more of CMS Bancorp’s common stock as of December 26, 2012. In general, beneficial ownership includes those shares that a person has the power to vote, sell or otherwise dispose of. Beneficial ownership also includes that number of shares that an individual has the right to acquire within

60 days (such as stock options) after December 26, 2012. Two or more persons may be considered the beneficial owner of the same shares. CMS Bancorp obtained the information provided in the following table from filings with the SEC and from its corporate records.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock, par value $0.01 per share	Roger Feldman and Harvey Hanerfeld 1919 Pennsylvania Ave., NW Suite 725 Washington, DC 20006	170,188	(1)	9.14%
Common Stock, par value $0.01 per share	Employee Stock Ownership Plan of CMS Bancorp, Inc. 123 Main Street White Plains, NY 10601	164,413	(2)	8.83%
Common Stock, par value $0.01 per share	Cross River Capital Management LLP 90 Grove Street, Suite 201 Ridgefield, CT 06877	167,577	(3)	9.00%
Common Stock, par value $0.01 per share	Customers Bancorp, Inc. 1015 Penn Avenue Suite 103 Wyomissing, PA 19610	376,160	(4)	20.19%

(1)	Based on information reported by Roger Feldman and Harvey Hanerfeld on a Schedule 13G/A filed with the SEC on February 13, 2009. As sole owners and managing members of West Creek Capital, LLC, a Delaware limited liability company (formerly West Creek Capital, L.P., a Delaware limited partnership) that is the investment adviser to (i) West Creek Partners Fund L.P., a Delaware limited partnership (“Partners Fund”), and (ii) WC Select L.P., a Delaware limited partnership (“Select”), Mr. Feldman and Mr. Hanerfeld may be deemed to have the shared power to direct the voting and disposition of the 53,680 shares of Common Stock owned by Partners Fund, and the 114,299 shares of Common Stock owned by Select. In addition to the shared beneficial ownership amount of 167,979 shares, the amount reported in the table above also includes the shares held by each of Roger Feldman and Harvey Hanerfeld individually where each person has sole dispositive power. Specifically, Roger Feldman has the sole power to vote or direct the voting of and to dispose and to direct the disposition of the 1,104 shares beneficially owned by him as an individual, and Harvey Hanerfeld has the sole power to vote or direct the voting of and to dispose and to direct the disposition of the 1,105 shares beneficially owned by him as an individual.
(2)

Based on information reported by the Employee Stock Ownership Plan of CMS Bancorp, Inc. (the “ESOP”) on a Schedule 13G filed with the SEC on February 7, 2012. The ESOP is a tax qualified employee stock ownership plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with individual accounts for the accrued benefits of participating employees and their beneficiaries. The ESOP’s assets are held in trust by First Bankers Trust Services, Inc., as plan trustee (the “Plan Trustee”). The number of shares listed as beneficially owned represents the entire number of shares of CMS Bancorp common stock held by the Plan Trustee as of December 31, 2011. As of December 31, 2011, 26,032 shares of CMS Bancorp common stock had been allocated to individual accounts established for participating employees and their beneficiaries, and 138,381 shares were held, unallocated, for allocation in future years. In general, participating employees and their beneficiaries have the power and authority to direct the voting of shares of CMS Bancorp common stock allocated to their individual accounts. The ESOP, through the Plan Trustee, has shared voting power over unallocated CMS Bancorp common stock. Any unallocated CMS Bancorp common stock is generally required to be voted by the Plan Trustee in the same proportion as CMS Bancorp common stock which has been allocated to Participants is directed to be voted. The reporting person, through the Plan Trustee shares dispositive power over all unallocated CMS Bancorp common stock held by the ESOP. The ESOP, acting through the Plan Trustee shares dispositive power over allocated CMS Bancorp common stock with participating employees and their beneficiaries, who have the right to determine whether CMS Bancorp common stock allocated to their respective accounts will be tendered in response to a tender offer but otherwise have no dispositive power. Any unallocated CMS Bancorp common stock is generally required to be tendered by the Plan Trustee in the same proportion as CMS Bancorp common stock which has been allocated to Participants is directed to be tendered. In limited circumstances, ERISA may confer upon the Plan Trustee the power and duty to control the voting and tendering of CMS Bancorp common stock allocated to the accounts of participating employees and beneficiaries who fail to exercise their voting and/or tender rights. The ESOP disclaims voting power with respect to such allocated CMS Bancorp common stock.
(3)	Based on information reported by Cross River Capital Management LLP, Cross River Partners LP and Richard Murphy on a Schedule 13G/A filed with the SEC on February 13, 2012, which reported shared voting power with respect to 167,577 shares.
(4)	Based on information reported by Customers Bancorp, Inc. on a Schedule 13D filed with the SEC on August 20, 2012. Pursuant to the Voting and Lock-up Agreements between certain directors and executive officers of CMS Bancorp and/or CMS Bank and Customers Bancorp, Inc. (“Customers”), dated August 10, 2012 (“Voting Agreements”), Customers may be deemed to have beneficial ownership of shares of CMS common stock held by the other parties to the Voting Agreements with respect to the voting of such shares in connection with a proposed merger between Customers and CMS. Based on 1,862,803 shares of CMS common stock outstanding as of August 14, 2012, as set forth in CMS’ Form 10-Q filed August 14, 2012, 115,222 shares of CMS common stock issuable upon exercise by the other parties to the Voting Agreements of outstanding stock options that are exercisable within sixty days of the date hereof, and 260,938 shares of CMS common stock as to which the Voting Agreements are subject as of the date hereof, Customers may be deemed to have beneficial ownership of a total of 376,160 shares of CMS common stock, or 20.19%, as of the date hereof. Of the 376,160 shares as to which Customers may be deemed to have beneficial ownership relating to the Voting Agreements, 115,222 shares are included because they are issuable to the other parties to the Voting Agreements pursuant to outstanding stock options to purchase shares of common stock of CMS that are exercisable within sixty days of the date hereof and would become subject to the voting agreements upon acquisition. In the Schedule 13D filing, Customers indicated that neither the filing of the statement on Schedule 13D nor any of its contents shall be deemed to constitute an admission by Customers that it is the beneficial owner of any of the common stock referred to in the filing for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, or for any other purpose, and that such beneficial ownership is expressly disclaimed.

Security Ownership of Directors and Management

The following table shows the number of shares of CMS Bancorp’s common stock beneficially owned by each director, each executive officer appearing in the “Summary Compensation Table,” and all directors and executive officers of CMS Bancorp as a group, as of December 26, 2012. In general, beneficial ownership includes those shares that a person has the power to vote, sell or otherwise dispose of. Beneficial ownership also includes that number of shares that an individual has the right to acquire (such as upon the exercise of stock options) within 60 days after December 26, 2012. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock listed next to his or her name.

Title of Class	Name of Beneficial Owner and Position with CMS Bancorp	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Common Stock Outstanding
Common Stock, par value $0.01 per share	William V. Cuddy, Jr., Director	42,350	(3)	2.27%
Common Stock, par value $0.01 per share	Stephen E. Dowd, Senior Vice President and Chief Financial Officer	41,385	(4)	2.19%
Common Stock, par value $0.01 per share	William P. Harrington, Director	13,392		*
Common Stock, par value $0.01 per share	Susan A. Massaro, Director	23,295		1.25%
Common Stock, par value $0.01 per share	Cheri R. Mazza, Director	16,800	(6)	*
Common Stock, par value $0.01 per share	Matthew G. McCrosson, Director	20,104	(7)	1.08%
Common Stock, par value $0.01 per share	William M. Mooney, Jr., Chairman	5,019		*
Common Stock, par value $0.01 per share	John E. Ritacco, President, Chief Executive Officer and Director	85,158	(8)	4.45%
Common Stock, par value $0.01 per share	Gerry Ryan, Director	7,133		*
Common Stock, par value $0.01 per share	Christopher Strauss, Senior Vice President and Senior Lending Officer	38,283	(9)	2.03%
Common Stock, par value $0.01 per share	Robert P. Weisz, Director	80,683	(10)	4.33%
Common Stock, par value $0.01 per share	Mauro C. Romita, Director	7,247	(5)	*
	All Executive Officers and Directors as a Group (12 Persons)	380,849		19.14%

*	Less than 1.0% of the total outstanding shares of common stock.
(1)	Based on a total of 1,862,803 shares of CMS Bancorp’s common stock outstanding (including shares held for the CMS Bancorp, Inc. 2007 Recognition and Retention Plan (the “RRP”) by the trustee) as of December 26, 2012.
(2)	Includes unvested shares of restricted stock awards held in trust as part of the RRP, with respect to which the beneficial owner has voting but not investment power as follows: Mr. Dowd—2,208 shares; Mr. Harrington—1,200 shares; Mr. Weisz 1,600 shares; Mr. Mooney 3,019 shares; Mr. Ryan 1,500 shares ; Mr. Romita 1,500 shares and Mr. Strauss—2,302 shares. Includes vested options to purchase shares of common stock at $10.12 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Cuddy—6,000 shares; Mr. Dowd—22,000 shares; Ms. Massaro—6,000 shares; Ms. Mazza—6,000 shares; Mr. McCrosson—6,000 shares; Mr. Ritacco—51,377 shares; and Mr. Strauss—6,000 shares. Includes vested options to purchase shares of common stock at $7.25 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Dowd—1,500 shares; and Mr. Strauss—1,500 shares. Includes vested options to purchase shares of common stock at $8.66 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Dowd—500 shares; and Mr. Strauss—500 shares. Includes vested options to purchase shares of common stock at $8.10 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Weisz—1,200 shares.

(3)	Includes 10,000 shares held in the name of Mr. Cuddy’s spouse.
(4)	Includes 3,000 shares held in an individual retirement account (“IRA”) for the benefit of Mr. Dowd.
(5)	Held in the name of Mauro C. Romita Revocable Trust dated May 13, 2011. Mr. Romita is the sole trustee and has sole voting and investment control over the trust, and can benefit from the trust in its entirety.
(6)	Includes 4,800 shares held in an IRA for the benefit of Ms. Mazza.
(7)	Includes 3,750 shares held in a SEP for the benefit of Mr. McCrosson.
(8)	Includes 10,325 shares held in an IRA for the benefit of Mr. Ritacco, 1,390 shares held in an IRA for the benefit of Mr. Ritacco’s spouse, 225 shares held in the name of Mr. Ritacco’s daughter and 100 shares held in the name of Mr. Ritacco’s son.
(9)	Includes 1,230 shares held in an IRA for the benefit of Mr. Strauss and 8,500 shares are pledged as collateral for a loan.
(10)	Includes 77,483 shares held in the name of 800-60 Westchester Avenue LLC, a company owned by Mr. Weisz.
(11)	Held in the name of Mauro C. Romita Revocable Trust dated May 13, 2011. Mr. Romita is the sole trustee and has sole voting and investment control over the trust, and can benefit from the trust in its entirety.

CMS Bank has entered into two-year change of control agreements with Mr. Dowd, Mr. Strauss, Diane Cocozzo and Laura Caruolo. Mr. Dowd and Mr. Strauss are officers of the Company and the Bank, while Ms. Cocozzo and Ms. Caruolo are officers of the Bank only. These agreements are guaranteed by CMS Bancorp. See Item 11 above for a discussion about these change in control agreements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

CMS Bank’s authority to extend credit to insiders, which specifically include its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is subject to the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O issued by the Federal Reserve. Pursuant to CMS Bank’s Insider Loan Policy, the bank will not extend credit to any insider unless: (a) the loan is made on substantially the same terms (including interest rates, collateral, repayment and loan maturity) as those prevailing at the time for comparable transactions to persons not covered by this regulation and (b) the extension does not involve more than the normal risk of repayment or present other unfavorable features. Any extension of credit to an insider or related interest must be preceded by the submission of a detailed financial statement. The policy further provides that if a loan request involving an insider exceeds the lesser of $20,000 or one-half of one percent of CMS Bank’s net worth, the extension of credit must be approved in advance by a majority of the Board of Directors, with the interested party abstaining from participating directly or indirectly in the voting, and such abstention will be noted in the meeting minutes of the Board of Directors. The insider is precluded from participating in discussion or any attempt to influence the voting by the Board of Directors. CMS Bank will treat any transactions with an insider or their related interest at arm’s length.

As of September 30, 2012, CMS Bank had $746,225 in loans outstanding to director William P. Harrington and a company with which he is affiliated, and $42,594 in loans to Gerry Ryan, a director. CMS Bank did not have any other outstanding loans to directors and officers at September 30, 2012, however, we do have outstanding loans to members of certain of these individuals’ families, as well as to certain employees. These loans are made in the ordinary course of our business and are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to customers who do not have a personal or familial relationship with us. Such loans do not involve more than the normal risk of collectibility or present other unfavorable features to CMS Bank.

William P. Harrington, a director, is a partner with Bleakley Platt & Schmidt, LLP (“Bleakley Platt”), a law firm which provides legal services to CMS Bank from time to time, principally involving employment and transactional matters. For the fiscal year ended September 30, 2012, Bleakley Platt received $17,969 for legal services it rendered to CMS Bank. The fees received by Bleakley Platt for professional services rendered to CMS Bank during the year ended September 30, 2012 did not exceed 5% of the firm’s gross revenues.

Gerry Ryan, a director, is an owner of DGC Capital contracting Corp. (“DGC”), a contracting firm which provides construction services to CMS Bank from time to time. For the fiscal year ended September 30, 2012, DGC received $23,114 for services it rendered to CMS Bank. The fees received by DGC for professional services rendered to CMS Bank during the year ended September 30, 2012 did not exceed 5% of the firm’s gross revenues.

Director Independence

CMS Bancorp uses The NASDAQ Stock Market’s definition of “independence” to determine the independence of its directors. The Board of Directors has determined that each person who served as a director during fiscal year 2012 except for Mr. Ritacco qualified as an “independent” director under The NASDAQ Stock Market’s rules during his or her term of service. In making determinations regarding director independence, the Board of Directors considers the corporate governance standards for independence set forth in The NASDAQ Stock Market Listing Rules (including the more stringent requirements for audit committee members) and all relevant facts and circumstances related to the director, including any transactions between CMS Bancorp or CMS Bank and the director or a related interest of the director, including the following:

•	whether the director has accepted, or has a family member who has accepted, any compensation from CMS Bancorp or CMS Bank in excess of $120,000 within the preceding three years; and

•

whether the director is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which CMS Bancorp or CMS Bank made, or from which CMS Bancorp or CMS Bank received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of CMS Bancorp’s or CMS Bank’s consolidated gross revenues for that year, or $200,000, whichever is more.

The NASDAQ Stock Market’s rules, as well as SEC rules, impose additional independence standards for all members of the Audit Committee. CMS Bancorp’s Board of Directors has determined that the current members of the Audit Committee meet these additional, more stringent standards for independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal years ended September 30, 2012 and 2011, CMS Bancorp retained ParenteBeard LLC to provide audit and other services and incurred fees as follows:

	Audit Fees (1)	Audit-Related Fees	Tax Fees (2)	All Other Fees		Total
2012	$108,423	—	$14,100	$20,027	(3)	$142,550
2011	$104,000	—	$9,000	$14,000	(3)	$127,000

(1)	Includes (a) professional services rendered for the audit of CMS Bancorp’s annual financial statements and review of financial statements included in Forms 10-Q and (b) services provided annually in connection with statutory and regulatory filings, including filing of Forms 10-K and 10Q. Also includes out-of-pocket expenses.
(2)	Tax fees consisted of fees related to the preparation of CMS Bancorp’s income tax returns.
(3)	Fees for assistance with required XBRL financial statement filing with the Securities and Exchange Commission.

Preapproval Policies and Procedures

The Audit Committee, or a designated member of the Audit Committee, shall pre-approve all auditing services and permitted non-audit services (including the fees and terms) to be performed for CMS Bancorp by its independent auditor, subject to the de minimis exceptions for non-audit services that are approved by the Audit Committee prior to completion of the audit, provided that: (1) the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by CMS Bancorp to its auditor during the fiscal year in which the services are provided; (2) such services were not recognized by CMS Bancorp at the time of the engagement to be non-audit services; and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the Audit Committee. Of the services set forth in the table above, all were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are incorporated herein by reference to the indicated pages of the CMS Bancorp, Inc. 2012 Annual Report to Shareholders attached hereto as Exhibit 13.1 in the Exhibit Index below.

Exhibit Index

Exhibit No.	Description

2.1	Amended and Restated Plan of Conversion and Stock Issuance of CMS Bank. (1)

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (2)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (9)

3.3	Bylaws of CMS Bancorp, Inc. (2)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (2)

4.2	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (3)

4.3	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (3)

10.1	Form of Employee Stock Ownership Plan of CMS Bancorp, Inc. (4)

10.2	Amended and Restated Employment Agreement between John E. Ritacco and CMS Bancorp, Inc. (5)

10.3	Amended and Restated Employment Agreement between John E. Ritacco and CMS Bank. (5)

10.4	Agreement and Plan of Merger Dated as of August 10, 2012 By and Between CMS Bancorp, Inc. and Customers Bancorp, Inc. (6)

10.5	Form of Updated Two-Year Change of Control Agreement by and among certain officers, CMS Bank and CMS Bancorp, Inc. (August 2012)*

10.6	CMS Bancorp, Inc. 2007 Stock Option Plan. (7)

10.7	CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (7)

13.1	CMS Bancorp, Inc. 2012 Annual Report to Shareholders.*

14.1	Code of Ethics. (8)

21.1	Subsidiaries of the Registrant*

Exhibit No.	Description

23.1	Independent Registered Public Accounting Firm’s Consent.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32.1	Section 1350 Certification.*

32.2	Section 1350 Certification.*

101	Interactive data files: (i) Consolidated Statements of Financial Condition, as of September 30, 2012 and 2011, (ii) Consolidated Statements of Operations, Years Ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income, Years Ended September 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity, Years Ended September 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows, Years Ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements**

*	Included herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on February 2, 2007, as amended.
(2)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 30, 2007.
(4)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on January 19, 2007, as amended.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 4, 2011.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on August 10, 2012.
(7)	Incorporated by reference to the Registrant’s Proxy Statement filed with the Commission on September 21, 2007.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 28, 2007.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMS BANCORP, INC .

By:	/S/ JOHN E. RITACCO
John E. Ritacco President and Chief Executive Officer
Date:	December 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ WILLIAM M. MOONEY, JR. William Mooney	Chairman of the Board of Directors	December 28, 2012

/S/ JOHN E. RITACCO John E. Ritacco	President, Chief Executive Officer and Director (Principal Executive Officer)	December 28, 2012

/S/ STEPHEN E. DOWD Stephen E. Dowd	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 28, 2012

/S/ WILLIAM V. CUDDY William V. Cuddy	Director	December 28, 2012

/S/ WILLIAM P. HARRINGTON William P. Harrington	Director	December 28, 2012

/S/ SUSAN A. MASSARO Susan A. Massaro	Director	December 28, 2012

/S/ CHERI R. MAZZA Cheri R. Mazza	Director	December 28, 2012

/S/ MATTHEW G. MCCROSSON Matthew G. McCrosson	Director	December 28, 2012

/S/ ROBERT P. WEISZ Robert P. Weisz	Director	December 28, 2012

/S/ GERRY RYAN Gerry Ryan	Director	December 28, 2012

/S/ MAURO C. ROMITA Mauro C. Romita	Director	December 28, 2012