Form 10-Q
period 2012-12-30
CMS Bancorp, Inc.
filed 2013-02-12
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

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

As of February 12, 2013, there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2012	September 30, 2012
	(Dollars in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$1,287	$1,340
Interest-bearing deposits	9,599	501

Total cash and cash equivalents	10,886	1,841
Securities available for sale	47,938	48,361
Loans held for sale	246	2,426
Loans receivable, net of allowance for loan losses of $849 and $967, respectively	207,210	201,462
Premises and equipment	2,984	3,054
Federal Home Loan Bank of New York stock, at cost	1,756	2,032
Accrued interest receivable	1,111	1,006
Other assets	1,503	4,484

Total assets	$273,634	$264,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$217,507	$203,516
Advances from Federal Home Loan Bank of New York	30,987	37,130
Advance payments by borrowers for taxes and insurance	1,982	844
Other liabilities	1,018	1,218

Total liabilities	251,494	242,708

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, authorized shares: 7,000,000; shares issued: 2,055,165; shares outstanding: 1,862,803	21	21
Additional paid-in capital	18,776	18,728
Retained earnings	6,283	6,101
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,329)	(1,343)
Accumulated other comprehensive income	49	111

Total stockholders’ equity	22,140	21,958

Total liabilities and stockholders’ equity	$273,634	$264,666

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,577	$2,626
Securities	227	240
Other interest-earning assets	26	34

Total interest income	2,830	2,900

Interest expense:
Deposits	379	522
Mortgage escrow funds	16	10
Borrowings, short term	18	—
Borrowings, long term	174	419

Total interest expense	587	951

Net interest income	2,243	1,949
Provision for loan losses	100	365

Net interest income after provision for loan losses	2,143	1,584

Non-interest income:
Fees and service charges	41	43
Net gain on sale of loans	140	52
Other	2	5

Total non-interest income	183	100

Non-interest expense:
Salaries and employee benefits	1,111	1,089
Net occupancy	309	286
Equipment	195	188
Professional fees	141	178
Advertising	8	29
Federal insurance premiums	54	46
Directors’ fees	44	51
Other insurance	22	21
Bank charges	7	16
Charter conversion	5	23
Other	131	121

Total non-interest expense	2,027	2,048

Income (loss) before income taxes	299	(364)
Income tax (benefit)	117	(137)

Net income (loss)	$182	$(227)

Net income (loss) per common share:
Basic and diluted	$0.11	$(0.13)

Weighted average number of common shares outstanding:
Basic and diluted	1,729,902	1,719,225

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,
	2012	2011
	(Dollars in thousands, except per share data)
Net income (loss)	$182	$(227)

Other comprehensive income (loss):
Gross unrealized holding gains (losses) on securities available for sale, net of deferred income tax of $40 and $(68), respectively	(59)	103
Retirement plan, net of deferred income tax of $2 and $3, respectively	(3)	(5)

Other comprehensive income (loss)	(62)	98

Comprehensive income (loss)	$120	$(129)

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$182	$(227)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	90	84
Amortization and accretion, net	30	91
Provision for loan losses	100	365
Deferred income taxes (benefit)	92	(200)
ESOP expense	11	11
Stock option expense	20	25
Restricted stock award expense	31	37
Net gain on sale of loans	(140)	(52)
Loans originated for sale	(2,439)	(1,498)
Proceeds from sale of loans originated for sale	4,759	3,622
(Increase) in interest receivable	(105)	(82)
Decrease) (increase) in other assets	2,931	(24)
Increase (decrease) in accrued interest payable	9	(11)
(Decrease) in other liabilities	(214)	(102)

Net cash provided by operating activities	5,357	2,039

Cash flows from investing activities:
Purchases of securities available for sale	—	(5,000)
Principal repayments and calls on securities available for sale	308	5,990
Net (increase) in loans receivable	(5,862)	(4,653)
Additions to premises and equipment	(20)	(174)
Redemption of Federal Home Loan Bank of N.Y. stock	276	3

Net cash (used by) investing activities	(5,298)	(3,834)

Cash flows from financing activities:
Net increase in deposits	13,991	5,529
Repayment of advances from Federal Home Loan Bank of N.Y.	(6,143)	(41)
Net increase in payments by borrowers for taxes and insurance	1,138	1,076

Net cash provided by financing activities	8,986	6,564

Net increase in cash and cash equivalents	9,045	4,769
Cash and cash equivalents-beginning	1,841	4,304

Cash and cash equivalents-ending	$10,886	$9,073

Supplemental information:
Cash paid during the period for:
Interest	$578	$963

Income taxes	$—	$—

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

2. Description of Business, Nature of Operations and Pending Merger

The Bank was originally chartered in 1887 as Community Savings and Loan, a New York State-chartered savings and loan association. In 1980, it converted to a New York State-chartered savings bank and changed its name to Community Mutual Savings Bank of Southern New York. In 1983, Community Mutual Savings Bank of Southern New York changed its name to Community Mutual Savings Bank. In 2007, the Bank reorganized to a federally-chartered mutual savings bank and simultaneously converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, with the concurrent formation of the Company. The Company, a stock holding company for the Bank, conducted a public offering of its common stock in connection with the conversion. After the 2007 conversion and offering, all of the Bank’s stock became owned by the Company. In June 2012, the Bank completed its conversion from a federally-chartered savings bank to a New York state-chartered savings bank after receiving approval from the New York State Department of Financial Services (“NYSDFS”) and non-objection from the Office of the Comptroller of the Currency (“OCC”), and changed its name to CMS Bank. The Company will continue to be regulated as a savings and loan holding company by the Federal Reserve Bank of Philadelphia as long as the Bank continues to meet the requirements to remain a “qualified thrift lender” under the Home Owners’ Loan Act.

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

On August 10, 2012, the Company announced that it entered into a definitive merger agreement with Customers Bancorp, Inc., headquartered in Wyomissing, Pennsylvania (“Customers”) whereby through a series of transactions, the Company will be merged into Customers, and the Bank will be merged into Customers’ wholly-owned bank subsidiary, Customers Bank, a Pennsylvania state-chartered bank headquartered in Phoenixville, Pennsylvania (the “Merger”). Upon completion of the Merger, Customers will have acquired all outstanding shares of CMS Bancorp’s common stock in exchange for shares of Customers’ common stock. Any fractional shares that result due to this exchange of shares will be paid in cash. The total transaction value, as calculated on the date of the merger announcement, is approximately $20.8 million. The Merger Agreement provides for CMS Bancorp’s stockholders to receive shares of Customers’ voting common stock based upon an exchange ratio determined at the closing of the transaction, with fractional shares to be cashed out. The exchange ratio formula provides that CMS Bancorp stock will be valued at 95% CMS Bancorp’s common stockholders’ equity as of the month end prior to the closing, while Customers’ stock will be valued at 125% of Customers’ modified stockholder equity as of the month end prior to closing. Modified stockholders’ equity is defined as June 30, 2012 common stockholders’ equity plus additions to retained earnings through the month-end prior to closing. If, however, the closing occurs on or after April 30, 2013, the valuation date will be fixed as of March 31, 2013. Shares issued by Customers in capital raises and purchase accounting adjustments from any other acquisitions will not be included in calculating modified stockholders’ equity.

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

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2012, which are in the Company’s Annual Report for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission (“SEC”) on December 28, 2012.

The Company follows Financial Accounting Standards Board (“FASB”) guidance on subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance sets forth the period after the balance sheet date during which management of the reporting entity should evaluate events or transactions that occur for potential recognition in the financial statements. This guidance identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events that occurred after December 31, 2012 and through the date these consolidated financial statements were issued.

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

It is management’s opinion that accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the assessment of whether deferred tax assets are more likely than not to be realized.

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

5. Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s employee stock ownership plan, or “ESOP”. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. All outstanding stock options were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share for the three month period ended December 31, 2012 and 2011.

6. Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended December 31,
	2012	2011
	(In Thousands)
Service cost	$—	$—
Interest cost	64	63
Expected return on plan assets	(66)	(54)
Amortization of unrecognized loss	5	7

Total	$3	$16

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

The Company recorded compensation expense with respect to stock options of $20,000 and $25,000 during the three month periods ended December 31, 2012 and 2011, respectively. Unrecognized compensation expense associated with stock option grants as of December 31, 2012 was $157,000.

The Company recorded compensation expense with respect to restricted stock of $31,000 and $37,000 during the three month periods ended December 31, 2012 and 2011, respectively. Unrecognized compensation expense associated with grants of restricted stock as of December 31, 2012 was $121,000.

8. Securities

Securities available for sale as of December 31, 2012 and September 30, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012
U.S. Government Agencies:
Due after five but within ten years	$18,981	$55	$—	$19,036
Due after ten years but within fifteen years	5,000	10	—	5,010
Corporate bonds due after five years but within ten years	4,399	206	—	4,605
Municipal bonds:
Due after five years but within ten years	3,759	120	—	3,879
Mortgage-backed securities	15,096	312	—	15,408

	$47,235	$703	$—	$47,938

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2012
U.S. Government Agencies:
Due after five but within ten years	$18,981	$78	$—	$19,059
Due after ten years but within fifteen years	5,000	29	—	5,029
Corporate bonds due after five years but within ten years	4,404	195	—	4,599
Municipal bonds:
Due after five years but within ten years	3,765	127	—	3,892
Mortgage-backed securities	15,409	373	—	15,782

	$47,559	$802	$—	$48,361

There were no securities with unrealized losses at December 31, 2012 or September 30, 2012.

When the fair value of security is below its amortized cost, and depending on the length of time the condition exists, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) whether the Company has the intent to sell the securities prior to recovery and/or maturity and (ii) whether it is more likely than not that the Company will have to sell the securities prior to recovery and/or maturity. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s consolidated financial statements.

All mortgage-backed securities are U.S. Government Agencies backed and collateralized by residential mortgages.

There were no sales of securities available for sale during the three month periods ended December 31, 2012 or September 30, 2012.

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

Loan balances as of December 31, 2012 and September 30, 2012 consist of the following:

	December 31, 2012	September 30, 2012
	(In thousands)
Real estate:
One-to-four-family	$97,000	$96,449
Multi-family	25,433	21,220
Non-residential	43,292	43,361
Construction	—	398
Home equity and second mortgages	9,521	10,111

	175,246	171,539

Commercial	32,588	30,618
Consumer	73	83

Total Loans	207,907	202,240
Allowance for loan losses	(849)	(967)
Net deferred loan origination fees and costs	152	189

	$207,210	$201,462

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

The classes described below, which are based on the Federal Thrift Financial Report classifications, provide the starting point for the ALLL analysis. Management tracks the historical net charge-off activity at the reporting class level. A historical charge-off factor is calculated utilizing one year to five year averages, depending on the trend of losses and other factors. In addition, the UBPR Peer Group charge-off factor is determined. The Bank uses Bank specific charge-off experience adjusted for recent loss trends and economic conditions as well as Peer Group charge-off experience to establish its historical charge-off factor.

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

The following table summarizes the primary segments of the loan portfolio, including net deferred loan origination fees and costs, as of December 31, 2012 and September 30, 2012:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
December 31, 2012
Real estate:
One-to-four-family	$10,521	$86,549	$97,070
Multi-family	—	25,452	25,452
Non-residential	—	43,323	43,323
Construction	—	—	—
Home equity and second mortgages	615	8,912	9,527

	11,136	164,236	175,372
Commercial	—	32,612	32,612
Consumer	13	62	75

Total	$11,149	$196,910	$208,059

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
September 30, 2012
Real estate:
One-to-four-family	$10,797	$85,742	$96,539
Multi-family	—	21,241	21,241
Non-residential	—	43,401	43,401
Construction	—	398	398
Home equity and second mortgages	619	9,502	10,121

	11,416	160,284	171,700
Commercial	15	30,631	30,646
Consumer	—	83	83

Total	$11,431	$190,998	$202,429

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2012 and September 30, 2012:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
December 31, 2012
Real estate:
One-to-four-family	$392	$22	$10,129	$10,521	$10,455
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	107	5	508	615	601

	499	27	10,637	11,136	11,056
Commercial	—	—	—	—	—
Consumer	—	—	13	13	13

Total	$499	$27	$10,650	$11,149	$11,069

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
September 30, 2012
Real estate:
One-to-four-family	$1,384	$41	$9,413	$10,797	$10,730
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	108	7	511	619	605

	1,492	48	9,924	11,416	11,335
Commercial	—	—	15	15	15
Consumer	—	—	—	—	—

Total	$1,492	$48	$9,939	$11,431	$11,350

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three month periods ended December 31, 2012 and 2011:

	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
December 31, 2012
Average investment in impaired loans	$10,659	$617	$—	$14	$11,290
Interest income recognized on an accrual basis on impaired loans	42	4	—	—	46
Interest income recognized on a cash basis on impaired loans	4	1	—	—	5

	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
December 31, 2011
Average investment in impaired loans	$7,834	$672	$74	$6	$8,585
Interest income recognized on an accrual basis on impaired loans	31	4	—	—	35
Interest income recognized on a cash basis on impaired loans	18	—	—	—	18

The following table presents the classes of the loan portfolio summarized by the aggregate Pass (including loans graded Watch) and the classified ratings of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2012 and September 30, 2012:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2012
Real estate:
One-to-four-family	$89,194	$—	$7,876	$—	$97,070
Multi-family	24,686	766	—	—	25,452
Non-residential	43,323	—	—	—	43,323
Construction	—	—	—	—	—
Home equity and second mortgages	9,195	—	332	—	9,527

	166,398	766	8,208	—	175,372
Commercial	30,735	1,864	13	—	32,612
Consumer	75	—	—	—	75

Total	$197,208	$2,630	$8,221	$—	$208,059

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2012
Real estate:
One-to-four-family	$88,137	$—	$8,402	$—	$96,539
Multi-family	20,475	766	—	—	21,241
Non-residential	43,401	—	—	—	43,401
Construction	398	—	—	—	398
Home equity and second mortgages	9,786	—	335	—	10,121

	162,197	766	8,737	—	171,700
Commercial	28,761	1,870	15	—	30,646
Consumer	83	—	—	—	83

Total	$191,041	$2,636	$8,752	$—	$202,429

Management further monitors the performance and credit quality of the loan portfolio by analyzing the delinquency aging of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2012 and September 30, 2012:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)
December 31, 2012
Real estate:
One-to-four-family	$87, 944	$—	$1,946	$—	$7,180	$9,126	$97,070
Multi-family	25,452	—	—	—	—	—	25,452
Non-residential	43, 323	—	—	—	—	—	43,323
Construction	—	—	—	—	—	—	—
Home equity and second mortgages	9,329	—	20	—	178	198	9,527

	166,048	—	1,966	—	7,358	9,324	175,372
Commercial	32,325	—	287	—	—	287	32,612
Consumer	56	—	19	—	—	19	75

Total	$198,429	$—	$2,272	$—	$7,358	$9,630	$208,059

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)
September 30, 2012
Real estate:
One-to-four-family	$87,715	$1,889	$867	$—	$6,068	$8,824	$96,539
Multi-family	21,241	—	—	—	—	—	21,241
Non-residential	43,401	—	—	—	—	—	43,401
Construction	398	—	—	—	—	—	398
Home equity and second mortgages	9,992	—	—	—	129	129	10,121

	162,747	1,889	867	—	6,197	8,953	171,700
Commercial	30,646	—	—	—	—	—	30,646
Consumer	75	8	—	—	—	8	83

Total	$193,468	$1,897	$867	$—	$6,197	$8,961	$202,429

The Company is not committed to lend additional funds on nonaccrual loans at December 31, 2012.

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2012 and September 30, 2012:

	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)
December 31, 2012
Real estate:
One-to-four-family	$610	$588	$22
Multi-family	26	26	—
Non-residential	39	39	—
Construction	—	—	—
Home equity and second mortgages	94	89	5

	769	742	27
Commercial	78	78	—
Consumer	2	2	—

Total	$849	$822	$27

	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)
September 30, 2012
Real estate:
One-to-four-family	$625	$584	$41
Multi-family	35	35	—
Non-residential	67	67	—
Construction	3	3	—
Home equity and second mortgages	71	64	7

	801	753	48
Commercial	164	164	—
Consumer	2	2	—

Total	$967	$919	$48

The following table summarizes activity in the primary segments of the ALLL for the three month periods ended December 31, 2012 and 2011:

	Balance September 30, 2012	Charge- offs	Recoveries	Provision	Balance December 31, 2012
	(In thousands)

December 31, 2012
Real estate:
One-to-four-family	$625	$(218)	$—	$203	$610
Multi-family	35	—	—	(9)	26
Non-residential	67	—	—	(28)	39
Construction	3	—	—	(3)	—
Home equity and second mortgages	71	—	—	23	94

	801	(218)	—	186	769

Commercial	164	—	—	(86)	78
Consumer	2	—	—	—	2

Total	$967	$(218)	$—	$100	$849

	Balance September 30, 2011	Charge- offs	Recoveries	Provision	Balance December 31, 2011
	(In thousands)

December 31, 2011
Real estate:
One-to-four-family	$583	$—	$—	$228	$811
Multi-family	29	—	—	(1)	28
Non-residential	92	—	—	23	115
Construction	3	—	—	1	4
Home equity and second mortgages	31	—	—	13	44

	738	—	—	264	1,002

Commercial	459	—	—	99	558
Consumer	3	—	—	2	5

Total	$1,200	$—	$—	$365	$1,565

Effective October 1, 2011, the Company adopted Accounting Standards Update (ASU) No. 2011-02, which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions that would otherwise not be granted to a borrower experiencing or expected to experience financial difficulties in order to maximize the ultimate recovery of a loan. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. In evaluating whether a restructuring constitutes a TDR, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. In conjunction with the Bank’s adoption of ASU No. 2011-02, it determined that no loans were TDRs other than those previously considered as such. There were one and two TDRs during the three month periods ended December 31, 2012 and 2011, respectively. The concessions granted on these loans consisted of interest rate reductions. The following table summarizes the TDR during the three month periods ended December 31, 2012 and 2011:

	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
	(Dollars in thousands)
December 31, 2012
One-to-four-family	1	$25	$25

December 31, 2011
One-to-four-family	2	$1,373	$1,409

A default on a troubled debt restructured loan for purposes of disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three month periods ended December 31, 2012 and 2011, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at December 31, 2012 and September 30, 2012 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
December 31, 2012
Securities available for sale:
U.S. Government Agencies	$24,046	$—	$24,046	$—
Corporate bonds	4,605	—	4,605	—
Municipal bonds	3,879	—	3,879	—
Mortgage-backed securities	15,408	—	15,408	—

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2012
Securities available for sale:
U.S. Government Agencies	$24,088	$—	$24,088	$—
Corporate bonds	4,599	—	4,599	—
Municipal bonds	3,892	—	3,892	—
Mortgage-backed securities	15,782	—	15,782	—

For financial assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy at December 31, 2012 and September 30, 2012 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
December 31, 2012
Impaired loans subject to specific valuation allowances	$472	$—	$—	$472

September 30, 2012
Impaired loans subject to specific valuation allowances	$1,444	$—	$—	$1,444

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

(Dollars in thousands)
Impaired loans	Fair value estimate	Valuation techniques	Unobservable input	Range	Weighted average

December 31, 2012	$472	Discounted cash flows (1)	Liquidation expenses (2)	-4.70% to -5.88%	-5.39%

September 30, 2012	$1,444	Discounted cash flows (1)	Liquidation expenses (2)	-1.46% to -6.47%	-3.24%

(1)	Fair value is generally determined through discounted cash flows or independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Includes estimated liquidation expenses.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2012 and September 30, 2012:

Cash and Cash Equivalents, Interest Receivable and Interest Payable. The carrying amounts for cash and cash equivalents, interest receivable and interest payable approximate fair value because they mature in three months or less.

Securities. The fair value for debt securities are based on quoted market prices or dealer prices (Level 1), if available. If quoted market prices are not available, fair values are determined by obtaining matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at December 31, 2012 or September 30, 2012.

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 are summarized as follows:

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
December 31, 2012
Financial assets:
Cash and cash equivalents	$10,886	$10,886	$10,886	$—	$—
Securities available-for-sale	47,938	47,938	—	47,938	—
Loans held for sale	246	246	—	246
Loans receivable	207,210	233,986	—	—	233,986
Accrued interest receivable	1,111	1,111	1,111	—	—
Financial liabilities:
Deposits	217,507	219,051	131,277	87,774	—
FHLB-NY advances	30,987	32,047	—	32,047	—
Accrued interest payable	102	102	102	—	—

The carrying amounts and estimated fair values of financial instruments at September 30, 2012 are summarized as follows:

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
September 30, 2012
Financial assets:
Cash and cash equivalents	$1,841	$1,841	$1,841	$—	$—
Securities available-for-sale	48,361	48,361	—	48,361	—
Loans held for sale	2,426	2,426	—	2,426
Loans receivable	201,462	228,507	—	—	228,507
Accrued interest receivable	1,006	1,006	1,006	—	—
Financial liabilities:
Deposits	203,516	205,054	116,905	88,149	—
FHLB-NY advances	37,130	38,366	—	38,366	—
Accrued interest payable	93	93	93	—	—

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

11. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB-NY is carried at cost as of December 31, 2012 and September 30, 2012. Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB-NY as compared to the capital stock amount for the FHLB-NY and the length of time this situation has persisted, (2) commitments by the FHLB-NY to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB-NY, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB-NY, and (4) the liquidity position of the FHLB-NY. Management believes no impairment charge related to the FHLB-NY stock was necessary as of December 31, 2012 or September 30, 2012.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements but does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, this ASU is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. This guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors including those set forth in Part 1, Item 1A– Risk Factors of our Form 10-K for the year ended September 30, 2012 which was filed with the SEC on December 28, 2012, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

•

operational challenges or increased costs we may experience in the course of full transition to our new regulators as a result of the complete transfer of the Office of Thrift Supervision’s functions under the Dodd-Frank Act and the subsequent conversion of CMS Bank’s charter to that of a New York state-chartered savings bank;

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

Executive Overview

The purpose of this overview is to provide a summary of the items management focuses on when evaluating the condition of the Company and our success in implementing our business and shareholder value strategies. The Company’s business strategy is to operate the Bank as a well-capitalized, profitable and community-oriented savings bank. The profitability of the Company depends primarily on its level of net interest income, which is the difference between interest earned on the Company’s interest-earning assets and the interest paid on interest-bearing liabilities. The Company’s net interest income may be affected by market interest rate changes. Local market conditions and liquidity needs of other financial institutions can have a dramatic impact on the interest rates offered to attract deposits. In recent periods, interest rates have declined to historically low levels and changes in short-term interest rates did not result in corresponding changes in long-term interest rates, and local market conditions resulted in relatively high certificate of deposit interest rates and lower interest rates on loans. The effect of this interest rate environment did, and could in the future, continue to decrease the Company’s ability to invest deposits and reinvest proceeds from loan and investment repayments at higher interest rates. The primary goals of the Company’s interest rate management strategy are to determine the appropriate level of risk given the business strategy and then manage that risk so as to reduce the exposure of the Company’s net interest income to fluctuations in interest rates. Despite the challenges of the ever-changing banking and regulatory environment, we have continued to grow our assets through increases in our local deposits, particularly non-interest bearing commercial demand deposits and higher levels of non-residential loan originations. In order to grow and diversify, the Company seeks to continue to increase its multi-family, non-residential, construction, home equity and commercial loans by targeting these markets in Westchester County and the surrounding areas as a means to increase the yield on and diversify its loan portfolio as well as build transactional deposit account relationships. In addition, depending on market conditions, the Company may sell the fixed-rate residential real estate loan originations to a third party in order to diversify its loan portfolio, increase non-interest income and reduce interest rate risk. As a result of these ongoing efforts, we were able to increase our net interest income by maximizing the yield on interest earning assets while minimizing the cost of our interest bearing liabilities through our consistent in-depth market analysis and constant oversight of our liquidity and cash flow position.

To the extent the Company increases its investment in construction or development, consumer and commercial loans, which are considered greater risks than one-to-four-family residential loans, the Company’s provision for loan losses may increase to reflect this increased risk, which could cause a reduction in the Company’s earnings.

Pending Merger with Customers Bancorp

On August 10, 2012, the Company announced that it entered into a definitive merger agreement with Customers Bancorp, Inc., headquartered in Wyomissing, Pennsylvania (“Customers”) whereby through a series of transactions, the Company will be merged into Customers, and the Bank will be merged into Customers’ wholly-owned bank subsidiary, Customers Bank, a Pennsylvania state-chartered bank headquartered in Phoenixville, Pennsylvania (the “Merger”). Upon completion of the Merger, Customers will have acquired all outstanding shares of CMS Bancorp’s common stock in exchange for shares of Customers’ common stock. Any fractional shares that result due to this exchange of shares will be paid in cash. As of the date of the merger announcement, the total transaction value is approximately $20.8 million, and the Merger Agreement provides for CMS Bancorp’s stockholders to receive shares of Customers’ voting common stock based upon an exchange ratio determined at the closing of the transaction, with fractional shares to be cashed out. The exchange ratio formula provides that CMS Bancorp stock will be valued at 95% CMS Bancorp’s common stockholders’ equity as of the month end prior to the closing, while Customers’ stock will be valued at 125% of Customers’ modified stockholder equity as of the month end prior to closing. Modified stockholders’ equity is defined as June 30, 2012 common stockholders’ equity plus additions to retained earnings through the month-end prior to closing. If, however, the closing occurs on or after April 30, 2013, the valuation date will be fixed as of March 31, 2013. Shares issued by Customers in capital raises and purchase accounting adjustments from any other acquisitions will not be included in calculating modified stockholders’ equity.

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

Business Strategy

The Company seeks to differentiate itself from its competition by providing superior, highly personalized and prompt service, local decision making and competitive fees and rates to its customers. Historically, the Bank has been a community-oriented retail savings bank offering residential mortgage loans and traditional deposit products and, to a lesser extent, commercial real estate, small business and consumer loans in Westchester County and the surrounding areas. Subject to the completion of the previously announced pending Merger with Customers Bancorp, the Company has adopted a strategic plan that focuses on growth in the loan portfolio into higher yield multi-family, non-residential, construction and commercial loan markets. The Company’s strategic plan also calls for increasing deposit relationships and broadening its product lines and services. The Company believes that this business strategy complements its existing commitment to high quality customer service.

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

Of particular significance to federal savings associations (as applicable to the Bank prior to June 29, 2012) and savings and loan holding companies such as the Company is that, as a result of regulatory restructuring implementing the Dodd-Frank Act, both the Company and Bank transitioned from the consolidated supervision and regulation jurisdiction of the Office of Thrift Supervision (“OTS”) to the jurisdiction of their current new and separate primary federal regulators for federal savings associations and their holding companies on July 21, 2011. The Bank then subsequently transitioned to the primary state supervision and regulation of the New York State Department of Financial Services (“NYSDFS”) as well as the Federal Deposit Insurance Corporation as the Bank’s federal safety and soundness regulator. For a discussion of the regulation of savings and loan holding companies and New York state-chartered savings banks, as impacted by the Dodd-Frank Act, see the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 28, 2012.

Critical Accounting Policies

The consolidated financial statements included in this Report have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

It is management’s opinion that accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the assessment of whether deferred tax assets are more likely than not to be realized.

Management believes that the allowance for loan losses represents its best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in market and economic conditions in the Company’s market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management’s assessment as to the amount of deferred tax assets that are more likely than not to be realized is based upon future taxable income, which is subject to revision upon receipt of updated information.

Comparison of Financial Condition at December 31, 2012 to September 30, 2012

Total assets increased by $9.0 million, or 3.4%, to $273.6 million at December 31, 2012 from $264.7 million at September 30, 2012. Increases in deposit balances were used to fund loan growth and the increase in interest bearing cash equivalents.

Loans receivable were $207.2 million and $201.5 million at December 31, 2012 and September 30, 2012, respectively, representing an increase of $5.7 million, or 2.9%. The increase in loans resulted principally from increases in multi-family and commercial loans.

The banking industry as a whole has seen increases in loan delinquencies and defaults in recent years. As of December 31, 2012 and September 30, 2012, the Bank had $7.4 million and $6.2 million of non-performing loans, respectively, substantially all of which were in process of foreclosure and have been placed on non-accrual status. At December 31, 2012 and September 30, 2012, the Bank had $11.1 million and $11.4 million of loans classified as impaired. At December 31, 2012, $0.5 million of these impaired loans required specific loss allowances totaling $27,000. The remaining $10.7 million of impaired loans did not require specific loss allowances. At September 30, 2012, $1.5 million of impaired loans required specific loss allowances of $48,000. The impaired loans were primarily the result of continued difficult general economic conditions, increased unemployment and continued declines in the local real estate market. As of December 31, 2012 and September 30, 2012, the allowance for loan losses was 0.41% and 0.48% of loans outstanding, respectively. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. The specific allowance for loans individually evaluated for impairment was $27,000 at December 31, 2012 compared to $48,000 at September 30, 2012. The allowance for loans collectively evaluated for impairment was $822,000 at December 31, 2012 compared to $919,000 at September 30, 2012. The decrease of $97,000 was the result of changes in the size and mix of the loan portfolio as well as changes in the allowance allocation percentages applied to the loan categories, net of the charge off of $218,000 in the three month period ended December 31, 2012. The allowance allocation, or loss percentages are based on one to five year historical charge offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the Federal Deposit Insurance Corporation Uniform Bank Performance Report (“UBPR”) loss experience for the Bank’s Peer Group. As a result of changes in the mix and volume of the loan portfolio, weak economic conditions, unemployment, declines in real estate values in the Bank’s primary market area, and lower commercial real estate cash flows, $100,000 and $365,000 was provided for loan losses in the three month periods ended December 31, 2012 and 2011, respectively.

Deposits increased by $14.0 million, or 6.9%, from $203.5 million as of September 30, 2012 to $217.5 million as of December 31, 2012. The Bank participates in the Certificate of Deposit Account Registry Service, or “CDARS” network. Increases in retail demand deposits of $5.6 million and an increase in CDARS deposits of $7.3 million accounted for the majority of the change. Increases in retail demand deposits resulted from the continued emphasis on developing commercial deposit relationships and local market conditions. Under the CDARS network, the Bank can transfer deposits into the network (a one way sell transaction), request that the network deposit funds at the Bank (a one way buy transaction), or deposit funds into the network and receive an equal amount of deposits from the network (a reciprocal transfer). The network provides the Bank with an investment vehicle in the case of a one way sell, a liquidity or funding source in the case of a one way buy and the ability to access additional FDIC insurance for customers in the case of a reciprocal transfer. The Bank had $7.3 million and none, respectively, of CDARS deposits as of December 31, 2012 and September 30, 2012 and otherwise had no brokered deposits as of December 31, 2012 and September 30, 2012.

Stockholders’ equity increased by $182,000 from September 30, 2012 to December 31, 2012 as a result of net income of $182,000 and additions to equity resulting from accounting for stock-based compensation and the Company’s ESOP, net of the other comprehensive loss of $62,000. The other comprehensive loss in the three months ended December 31, 2012 resulted primarily from the unrealized losses on available for sale securities due to changes in market interest rates.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011

General. The Company recorded net income of $182,000 for the three months ended December 31, 2012, compared to a net loss of $227,000 for the three months ended December 31, 2011. The change was primarily due to lower interest expense ($587,000 in the three months ended December 31, 2012 compared to $951,000 in the three months ended December 31, 2011), and the lower provision for loan losses ($100,000 in the three months ended December 31, 2012 compared to $365,000 in the three months ended December 31, 2011).

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

	Three Months Ended December 31,
	2012			2011
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$202,598	$2,577	5.09%	$179,402	$2,626	5.86%
Securities(2)	48,246	227	1.88%	55,667	240	1.72%
Other interest-earning assets(3)	4,374	26	2.38%	13,923	34	0.98%

Total interest-earning assets	255,218	2,830	4.44%	248,992	2,900	4.66%

Non interest-earning assets	6,233			6,490

Total assets	$261,451			$255,482

Interest-bearing liabilities:
Demand deposits	$46,853	45	0.38%	$30,744	53	0.69%
Savings and club accounts	41,820	26	0.25%	40,808	41	0.40%
Certificates of deposit	89,236	308	1.38%	104,964	428	1.63%
Borrowed money(4)	34,429	208	2.42%	35,884	429	4.78%

Total interest-bearing liabilities	212,338	587	1.11%	212,400	951	1.79%

Non interest-bearing deposits	26,376			19,822
Other liabilities	897			1,316

Total liabilities	239,611			233,538
Total stockholders’ equity	21,840			21,944

Total liabilities and stockholders’ equity	$261,451			$255,482

Interest rate spread		$2,243	3.33%		$1,949	2.87%

Net interest-earning assets/net interest margin	$42,880		3.52%	$36,592		3.13%

Ratio of interest-earning assets to interest-bearing liabilities		1.20x			1.17x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $2.8 million for the three months ended December 31, 2012, was $70,000 lower than interest income for the three months ended December 31, 2011. The decrease in interest income was primarily due to a decrease of $49,000 in interest from loans, and a $21,000 decrease in interest from investments and other interest-earning assets.

Interest income from loans decreased by $49,000 in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The decrease was due to a 77 basis point decline in the average interest rate on loans, net of a $23.2 million, or 12.9%, increase in the average balance of loans to $202.6 million in the three months ended December 31, 2012 from $179.4 million in the three months ended December 31, 2011. The increase in average loan balances includes loans in the one-to-four-family, multi-family, non-residential real estate and commercial loan categories. The decrease in the average yield resulted principally from lower market interest rates. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. The volume of loans sold was higher in the three months ended December 31, 2012 compared to 2011 as a result of market conditions. Higher loan volume increased interest income by $318,000 while the effective lower interest rates decreased interest income by $367,000.

Interest income from securities decreased by $13,000 in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Interest income from securities declined by $34,000 as a result of lower average balances in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 and rose by $21,000 as a result of higher yields on the securities portfolio. Average balances were lower in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 as the proceeds of security sales and calls were partially used to fund loan growth. The higher yields in the three months ended December 31, 2012 compared to December 31, 2011 resulted from reinvesting the proceeds of security sales and calls in securities with slightly longer maturities. Other interest-earning assets consist of cash equivalents, FHLB-NY stock and loans originated for resale. Interest on these assets declined by $8,000 in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 principally due to lower interest income on loans held for resale.

Overall declines in interest rates reduced the average interest rate on interest-earning assets from 4.66% in the quarter ended December 31, 2011 to 4.44% in the quarter ended December 31, 2012. Of the $70,000 decrease in interest income in the three months ended December 31, 2012 compared to the three months ended December 31, 2011, higher average balances of interest-earning assets caused an increase of $250,000 in interest income, while lower interest rates caused a decrease in interest income of $320,000.

Interest Expense. Interest expense decreased by $364,000, or 38.3%, to $587,000 in the three months ended December 31, 2012 compared to $951,000 in the three months ended December 31, 2011. Interest expense on demand deposits decreased by $8,000 in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 principally due to lower interest rates paid on those deposits, offset in part by higher average balances. Interest on savings and club account deposits decreased by $15,000 in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 principally due to lower interest rates paid on those deposits.

Interest expense on certificates of deposit decreased by $120,000 in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 as a result of the impact of lower average balances and lower interest rates in the 2012 period. The average balance of certificates of deposit decreased by $15.7 million to $89.2 million in the three months ended December 31, 2012 compared to $105.0 million for the three months ended December 31, 2011. The decrease in average balances in the 2012 period was the result of decreases in CDARS and brokered deposits. The interest rate on certificates of deposit was 1.38% in the three months ended December 31, 2012 compared to 1.63% in the three months ended December 31, 2011 as a result of lower market interest rates on retail deposits and the early repayment of a $5 million long-term brokered certificate of deposit.

In February 2012, the Company prepaid $20.0 million of FHLB-NY debt which was scheduled to mature in August 2012. In prepaying this debt, the Company paid a prepayment penalty of $481,000 and estimated that this prepayment and financing was accretive to earnings for the fiscal year ending September 30, 2012 and thereafter. In June 2012, the Company prepaid $4.8 million of 3.54% brokered certificates of deposit which were scheduled to mature in 2026. In prepaying this deposit, the Company wrote off the remaining broker premium of $133,000 and estimated that this prepayment would be accretive to earnings within one year.

This prepayment of the borrowing from FHLB-NY, along with refinancing at lower short-term rates, reduced the average interest rate on borrowed money from 4.78% to 2.42% in the three months ended December 31, 2012 compared to the three months ended December 31, 2011, reducing interest expense on borrowed money by $204,000.

This refinancing, and overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.79% in the quarter ended December 31, 2011 to 1.11% in the quarter ended December 31, 2012. Of the $364,000 decrease in interest expense in the three months ended December 31, 2012 compared to the three months ended December 31, 2011, declines in interest rates reduced interest expense by $310,000, while changes in volume and mix of interest-bearing liabilities caused a decrease in interest expense of $54,000.

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

	Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$318	$(367)	$(49)
Securities	(34)	21	(13)
Other interest-earning assets	(34)	26	(8)

Total interest-earning assets	250	(320)	(70)

Interest-bearing liabilities:
Demand deposits	21	(29)	(8)
Savings and club accounts	1	(16)	(15)
Certificates of deposit	(59)	(61)	(120)
Borrowed money	(17)	(204)	(221)

Total interest-bearing liabilities	(54)	(310)	(364)

Net interest income	$304	$(10)	$294

Net Interest Income. Net interest income increased $294,000, or 15.1%, to $2.2 million for the three months ended December 31, 2012 compared to $1.9 million in the three months ended December 31, 2011. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, changes in the mix of interest-bearing liabilities, and lower interest rates on those liabilities.

Provision for Loan Losses. The allowance for loan losses was $849,000, or 0.41% of gross loans outstanding, at December 31, 2012 compared to $967,000 or 0.48% of gross loans outstanding at September 30, 2012. During the three month periods ended December 31, 2012 and 2011, the Company charged $100,000 and $365,000, respectively, to expense to provide for loan losses, and wrote off $218,000 and no loans against the allowance, respectively. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of December 31, 2012 and September 30, 2012, the Bank had $7.4 million and $6.2 million of non-performing loans, substantially all of which were in process of foreclosure and have been placed on non-accrual status. At December 31, and September 30, 2012, the Bank had $11.1 million and $11.4 million of loans classified as impaired. At December 31, 2012, $499,000 of these impaired loans required specific loss allowances totaling $27,000. The remaining $10.7 million of impaired loans did not require specific loss allowances. At September 30, 2012, $1.5 million of impaired loans required specific loss allowances of $48,000. The impaired loans were primarily the result of continued difficult general economic conditions, increased unemployment and continued declines in the local real estate market.

There were $218,000 of loans charged off and no recoveries in the three month period ended December 31, 2012. There were no recoveries or loans charged off in the three month period ended December 31, 2011. The weak economy nationally as well as in our primary market area contributed to an increase in the loss experience in the three month periods ended December 31, 2012 and 2011, and as a result of changes in the mix and volume of the loan portfolio, weak economic conditions, unemployment, declines in real estate values in the Bank’s primary market area, and lower commercial real estate cash flows, $100,000 and $365,000 was provided for loan losses in the three month periods ended December 31, 2012 and 2011, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $183,000 in the three months ended December 31, 2012 was higher than the $100,000 in the comparable 2011 period primarily as a result of higher gains on sale of loans due to higher volume in the three months ended December 31, 2012.

Non-interest Expenses. Non-interest expenses decreased by $21,000, for the three months ended December 31, 2012, compared to the prior year period, with all components of non-interest expense being comparable between the two periods.

Income Tax Benefit. The income tax expense was $117,000 in the three months ended December 31, 2012 compared to a benefit of $137,000 in the comparable 2011 period. The income tax benefit in the three months ended December 31, 2011 includes a reduction in previously recorded tax expense of $55,000 resulting from the change in the Company’s tax year from December 31 to September 30. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended December 31, 2012 and 2011 was different than the statutory rate as a result of certain non-taxable income and expense items.

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

The primary goals of the Company’s interest rate management strategy are to determine the appropriate level of risk given the business strategy and then manage that risk so as to reduce the exposure of the Company’s net interest income to fluctuations in interest rates. Historically, the Company’s lending activities have been dominated by one-to-four family real estate mortgage loans, and in more recent periods, such activities have included increases in non-residential real estate mortgage loans, multi-family and secured commercial loans. The primary source of funds has been deposits, FHLB borrowings, CDARS transactions and brokered certificates of deposit, which have substantially shorter terms to maturity than the loan portfolio. As a result, the Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to limiting terms of fixed rate one-to-four-family mortgage loan originations which are retained in the Company’s portfolio, selling most of the one-to-four family mortgage originations in the secondary market and focusing on investments with short and intermediate term maturities and borrowing term funds from the FHLB.

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

The table below sets forth the latest available estimated changes in net interest income, as of September 30, 2012, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
300	$9,078	$(342)	–3.6%
200	9,182	(238)	–2.5%
100	9,319	(101)	–1.1%
0	9,420	—	—
–100	9,187	(233)	–2.5%

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

The Company’s primary sources of funds are retail deposits, the CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB-NY advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds, available-for-sale securities or cash equivalents and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and draw upon existing borrowing agreements with the FHLB-NY and the Federal Reserve which provide an additional source of funds. At December 31, 2012 and September 30, 2012, the Company had $31.0 million and $37.1 million of advances from the FHLB-NY, respectively, and CDARS deposits of $7.3 million and none, respectively and otherwise had no brokered certificates of deposit.

In the three months ended December 31, 2012, net cash provided by operating activities was $5.4 million compared to net cash provided by operating activities of $2.0 million in the same period in 2011. In the three months ended December 31, 2012 and 2011, the net income (loss) included non-cash expenses (consisting of depreciation, amortization, provision for loan losses, deferred taxes and stock-based compensation) of $374,000 and $413,000, respectively. Net activity from loans originated for sale provided $2.2 million and $2.1 million of cash in the three months ended December 31, 2012 and 2011, respectively.

In the three months ended December 31, 2012 and 2011 investing activities used $5.3 million and $3.8 million, respectively. In the three months ended December 31, 2012 and 2011 net securities transactions provided $308,000 and $990,000 of cash, respectively. Net changes in loans used $5.9 million and $4.7 million of cash in the three months ended December 31, 2012 and 2011, respectively.

Net cash provided by financing activities was $9.0 million in the three months ended December 31, 2012 compared to $6.6 million in the three months ended December 31, 2011. In the three months ended December 31, 2012, repayment of FHLB-NY advances used $6.1 million of cash and changes in deposit balances provided $14.0 million in cash.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of December 31, 2012, the Company had cash and cash equivalents of $10.9 million and available for sale securities of $47.9 million. At December 31, 2012, the Company had outstanding commitments to originate loans of $603,000 and $10.7 million of undisbursed funds from approved lines of credit, homeowners’ equity lines of credit, and secured commercial lines of credit. Retail certificates of deposit scheduled to mature in one year or less at December 31, 2012, totaled $37.1 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

The Company’s overall credit exposure at the FHLB-NY, including borrowings under the Overnight Advance line of credit and other term borrowings cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loans and securities pledged as collateral.

The following table sets forth the Bank’s capital position at December 31, 2012, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total capital (to risk-weighted assets)	$20,449	11.83%	$13,831	8.00%	$17,289	10.00%
Core (Tier 1) capital (to risk-weighted assets)	19,600	11.34	N/A	N/A	10,373	6.00
Core (Tier 1) capital (to total adjusted assets)	19,600	7.17	10,930	4.00	13,663	5.00
Tangible capital (to total adjusted assets)	19,600	7.17	4,099	1.50	N/A	N/A

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

Part II: Other Information

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2012.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (1)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (2)

3.3	Bylaws of CMS Bancorp, Inc. (1)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (1)

4.2	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (3)

4.3	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101	Interactive data files: (i) Consolidated Statements of Financial Condition as of December 31, 2012 and September 30, 2012 (unaudited), (ii) Consolidated Statements of Operations for the Three Months Ended December 31, 2012 and 2011 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended December 31, 2012 and 2011 (unaudited), (iv) Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.**

*	Included herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMS Bancorp, Inc.

Date: February 12, 2013	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: February 12, 2013	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer