Form 10-Q
period 2013-03-31
CMS Bancorp, Inc.
filed 2013-05-13
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2013	September 30, 2012
	(Dollars in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$1,263	$1,340
Interest-bearing deposits	472	501

Total cash and cash equivalents	1,735	1,841
Securities available for sale	43,359	48,361
Loans held for sale	—	2,426
Loans receivable, net of allowance for loan losses of $821 and $967, respectively	211,234	201,462
Premises and equipment	2,896	3,054
Federal Home Loan Bank of New York stock, at cost	1,347	2,032
Accrued interest receivable	982	1,006
Other assets	1,598	4,484

Total assets	$263,151	$264,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$216,472	$203,516
Advances from Federal Home Loan Bank of New York	21,893	37,130
Advance payments by borrowers for taxes and insurance	1,794	844
Other liabilities	832	1,218

Total liabilities	240,991	242,708

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, authorized shares: 7,000,000; shares issued: 2,055,165; shares outstanding: 1,862,803	21	21
Additional paid-in capital	18,793	18,728
Retained earnings	6,401	6,101
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,315)	(1,343)
Accumulated other comprehensive income (loss)	(80)	111

Total stockholders’ equity	22,160	21,958

Total liabilities and stockholders’ equity	$263,151	$264,666

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,595	$2,469	$5,172	$5,095
Securities	224	240	451	480
Other interest-earning assets	23	28	49	62

Total interest income	2,842	2,737	5,672	5,637

Interest expense:
Deposits	367	502	746	1,024
Mortgage escrow funds	12	6	28	16
Borrowings, short term	11	5	29	5
Borrowings, long term	173	260	347	679

Total interest expense	563	773	1,150	1,724

Net interest income	2,279	1,964	4,522	3,913
Provision for loan losses	268	—	368	365

Net interest income after provision for loan losses	2,011	1,964	4,154	3,548

Non-interest income:
Fees and service charges	43	43	84	86
Net gain on sale of loans	37	26	177	78
Net gain on sale of securities	—	539	—	539
Other	2	13	4	18

Total non-interest income	82	621	265	721

Non-interest expense:
Salaries and employee benefits	969	1,077	2,080	2,166
Net occupancy	324	311	633	597
Equipment	191	193	386	381
Professional fees	117	117	258	295
Advertising	7	16	15	45
Federal insurance premiums	56	55	110	101
Directors’ fees	58	74	102	125
Other insurance	21	22	43	43
Bank charges	8	7	15	23
Penalty assessed on early repayment of borrowings	—	481	—	481
Charter conversion	—	69	5	92
Other	155	173	286	294

Total non-interest expense	1,906	2,595	3,933	4,643

Income (loss) before income taxes	187	(10)	486	(374)
Income tax expense (benefit)	68	3	185	(134)

Net income (loss)	$119	$(13)	$301	$(240)

Net income (loss) per common share:
Basic and diluted	$0.07	$(0.01)	$0.17	$(0.14)

Weighted average number of common shares outstanding:
Basic and diluted	1,731,272	1,720,595	1,730,580	1,719,906

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$119	$(13)	$301	$(240)

Other comprehensive (loss):
Gross unrealized holding gains (losses) on securities available for sale, net of deferred income (tax) benefit of $84, $(4), $124 and $(73)	(126)	7	(185)	110
Gross unrealized holding gains on available for sale securities transferred to income on sale of securities, net of deferred income tax of $0, $216, $0, and $216	—	(323)	—	(323)
Retirement plan, net of deferred income tax of $2, $3, $4, and $6	(3)	(5)	(6)	(10)

Other comprehensive (loss)	(129)	(321)	(191)	(223)

Comprehensive income (loss)	$(10)	$(334)	$110	$(463)

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$301	$(240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	180	165
Amortization and accretion, net	56	295
Provision for loan losses	368	365
Deferred income taxes	103	(250)
ESOP expense	22	22
Stock option expense	27	50
Restricted stock award expense	43	73
Net gain on sale of securities	—	(539)
Net gain on sale of loans	(177)	(78)
Loans originated for sale	(3,510)	(2,636)
Proceeds from sale of loans originated for sale	6,113	4,552
Decrease in interest receivable	24	61
Decrease (increase) in other assets	2,911	(116)
(Decrease) in accrued interest payable	(7)	(132)
(Decrease) in other liabilities	(389)	(331)

Net cash provided by operating activities	6,065	1,261

Cash flows from investing activities:
Proceeds from sale of securities available for sale	—	21,177
Purchases of securities available for sale	—	(22,393)
Principal repayments and calls on securities available for sale	4,657	11,425
Net (increase) in loans receivable	(10,160)	(5,494)
Additions to premises and equipment	(22)	(478)
Redemption of Federal Home Loan Bank of N.Y. stock	685	905

Net cash (used by) provided by investing activities	(4,840)	5,142

Cash flows from financing activities:
Net increase in deposits	12,956	13,455
Repayment of advances from Federal Home Loan Bank of N.Y.	(15,237)	(20,082)
Net increase in payments by borrowers for taxes and insurance	950	774

Net cash (used by) financing activities	(1,331)	(5,853)

Net (decrease) increase in cash and cash equivalents	(106)	550
Cash and cash equivalents-beginning	1,841	4,304

Cash and cash equivalents-ending	$1,735	$4,854

Supplemental information:
Cash paid during the period for:
Interest	$1,157	$1,856

Income taxes	$—	$10

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

On August 10, 2012, the Company announced that it entered into a definitive merger agreement (“Merger Agreement”) with Customers Bancorp, Inc., headquartered in Wyomissing, Pennsylvania (“Customers”) whereby through a series of transactions, the Company will be merged into Customers, and the Bank will be merged into Customers’ wholly-owned bank subsidiary, Customers Bank, a Pennsylvania state-chartered bank headquartered in Phoenixville, Pennsylvania (the “Merger”). Upon completion of the Merger, Customers will have acquired all outstanding shares of CMS Bancorp’s common stock in exchange for shares of Customers’ common stock. Any fractional shares that result due to this exchange of shares will be paid in cash. The total transaction value, as calculated on the date of the merger announcement, was approximately $20.8 million

Effective as of April 22, 2013, the Company and Customers entered into an Amendment to Agreement and Plan of Merger (“Amendment”) to the Merger Agreement. The Amendment extended from April 30, 2013 to December 31, 2013 the initial date at which, if the merger of the Company with and into Customers has not closed, either the Company or Customers may terminate the Merger Agreement, subject to the termination date being extended until March 31, 2014 under certain specified circumstances. The Amendment also updated the definitions of “CMS Valuation” and “Customers Valuation,” establishing the valuation date for book value as of March 31, 2013. The exchange ratio will remain fixed for the pendency of the transaction, using the multiples of 0.95x for the Company’s common equity, and 1.25x for Customers common equity for purposes of calculating the exchange ratio.

Other key terms agreed to by the Company and Customers under the Amendment include: (a) a right for the Company to terminate the Merger Agreement, as amended, exercisable at any time after May 20, 2013, if either (i) Customers has not made the contemplated investment in the Company of $1.5 million of Company Preferred Stock, or (ii) Customers and the Company have not agreed upon the terms of the $2.0 million senior secured lending facility that Customers shall make available to the Company; and (b) an agreement by Customers to pay the Company a termination fee of $1.0 million in the event the Merger Agreement, as amended, is terminated under certain provisions primarily relating to failure to consummate the Parent Merger due to non-receipt of required government approvals. Also pursuant to the Amendment, Customers reimbursed the Company for $300,000 of merger-related expenses.

The Merger Agreement, as amended, has been unanimously approved by CMS Bancorp’s Board of Directors and the transactions contemplated by the Merger Agreement are subject to various conditions including, among other things, (i) approval of the Merger by the holders of a majority of the outstanding shares of CMS Bancorp’s common stock; (ii) the receipt of all required regulatory approvals; (iii) the non-occurrence of any event that has a material adverse effect on CMS Bancorp and its subsidiaries; and (iv) as of the closing date (before giving effect to the Merger), CMS Bancorp and its subsidiaries shall have, on a consolidated basis, nonperforming assets (as defined in the Merger Agreement) less than or equal to $12 million, as well as other conditions to closing that are customary in transactions such as the Merger. The Amendment removed the previous condition to Customers’ obligation to commence the filing of regulatory applications (i.e., the closing of the Acacia Federal Savings Bank transaction). Assuming the satisfaction of such conditions, it is currently expected that the Merger will be completed in late 2013 or early 2014. For additional information about the Merger announcement, see the Company’s Forms 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 10, 2012 and April 24, 2013.

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto which are in the Company’s Annual Report for the fiscal year ended September 30, 2012, filed with the SEC on December 28, 2012.

The Company follows Financial Accounting Standards Board (“FASB”) guidance on subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance sets forth the period after the balance sheet date during which management of the reporting entity should evaluate events or transactions that occur for potential recognition in the financial statements. This guidance identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events that occurred after March 31, 2013 and through the date these consolidated financial statements were issued.

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

5. Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s employee stock ownership plan, or “ESOP”. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. All outstanding stock options were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share for the three month and six month periods ended March 31, 2013 and 2012.

6. Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	64	63	128	126
Expected return on plan assets	(66)	(55)	(132)	(109)
Amortization of unrecognized loss	5	8	10	15

Total	$3	$16	$6	$32

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

The Company recorded compensation expense with respect to stock options of $7,000 and $25,000 during the three month periods ended March 31, 2013 and 2012, respectively, and $27,000 and $50,000 during the six month periods ended March 31, 2013 and 2012, respectively. Unrecognized compensation expense associated with stock option grants as of March 31, 2013 was $149,000.

The Company recorded compensation expense with respect to restricted stock of $12,000 and $37,000 during the three month periods ended March 31, 2013 and 2012, respectively, and $43,000 and $73,000 during the six month periods ended March 31, 2013 and 2012, respectively. Unrecognized compensation expense associated with grants of restricted stock as of March 31, 2013 was $109,000.

8. Securities

Securities available for sale as of March 31, 2013 and September 30, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2013
U.S. Government Agencies:
Due after five but within ten years	$14,989	$20	$23	$14,986
Due after ten years but within fifteen years	5,000	4	—	5,004
Corporate bonds due after five years but within ten years	4,393	130	—	4,523
Municipal bonds:
Due after one but within five years	473	—	—	473
Due after five years but within ten years	3,282	97	—	3,379
Mortgage-backed securities	14,729	275	10	14,994

	$42,866	$526	$33	$43,359

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2012
U.S. Government Agencies:
Due after five but within ten years	$18,981	$78	$—	$19,059
Due after ten years but within fifteen years	5,000	29	—	5,029
Corporate bonds due after five years but within ten years	4,404	195	—	4,599
Municipal bonds:
Due after five years but within ten years	3,765	127	—	3,892
Mortgage-backed securities	15,409	373	—	15,782

	$47,559	$802	$—	$48,361

There were no securities with unrealized losses at September 30, 2012. The unrealized losses reported on securities at March 31, 2013 relate to three securities issued by U.S. Government Agencies and one mortgaged-backed security.

The age of unrealized losses and fair value of related securities available for sale at March 31, 2013 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2013
U.S. Government Agencies	$9,971	$23	$—	$—	$9,971	$23
Mortgage-backed securities	4,784	10	—	—	4,784	10

	$14,755	$33	$—	$—	$14,755	$33

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

There were no sales of securities available for sale during the six month period ended March 31, 2013. During the six months ended March 31, 2012, the Company sold available for sale securities with a carrying value of $20.6 million, and recognized a gain of $539,000 on such sales.

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

Loan balances as of March 31, 2013 and September 30, 2012 consist of the following:

	March 31, 2013	September 30, 2012
	(In thousands)
Real estate:
One-to-four-family	$96,893	$96,449
Multi-family	26,043	21,220
Non-residential	46,609	43,361
Construction	873	398
Home equity and second mortgages	8,890	10,111

	179,308	171,539
Commercial	32,577	30,618
Consumer	75	83

Total Loans	211,960	202,240
Allowance for loan losses	(821)	(967)
Net deferred loan origination fees and costs	95	189

	$211,234	$201,462

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

The following table summarizes the primary segments of the loan portfolio, including net deferred loan origination fees and costs, as of March 31, 2013 and September 30, 2012:

March 31, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Real estate:
One-to-four-family	$10,517	$86,419	$96,936
Multi-family	—	26,055	26,055
Non-residential	—	46,630	46,630
Construction	—	874	874
Home equity and second mortgages	611	8,283	8,894

	11,128	168,261	179,389
Commercial	—	32,591	32,591
Consumer	11	64	75

Total	$11,139	$200,916	$212,055

Subsequent to March 31, 2013, $2.7 million of the impaired loans was collected.

September 30, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Real estate:
One-to-four-family	$10,797	$85,742	$96,539
Multi-family	—	21,241	21,241
Non-residential	—	43,401	43,401
Construction	—	398	398
Home equity and second mortgages	619	9,502	10,121

	11,416	160,284	171,700
Commercial	15	30,631	30,646
Consumer	—	83	83

Total	$11,431	$190,998	$202,429

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2013 and September 30, 2012:

March 31, 2013	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Real estate:
One-to-four-family	$390	$22	$10,127	$10,517	$10,452
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	104	2	507	611	597

	494	24	10,634	11,128	11,049
Commercial	—	—	—	—	—
Consumer	—	—	11	11	11

Total	$494	$24	$10,645	$11,139	$11,060

September 30, 2012	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Real estate:
One-to-four-family	$1,384	$41	$9,413	$10,797	$10,730
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	108	7	511	619	605

	1,492	48	9,924	11,416	11,335
Commercial	—	—	15	15	15
Consumer	—	—	—	—	—

Total	$1,492	$48	$9,939	$11,431	$11,350

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three month periods ended March 31, 2013 and 2012:

March 31, 2013	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$10,519	$613	$—	$12	$11,144
Interest income recognized on an accrual basis on impaired loans	35	2	—	—	37
Interest income recognized on a cash basis on impaired loans	7	1	—	—	8

March 31, 2012	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$9,535	$731	$71	$12	$10,349
Interest income recognized on an accrual basis on impaired loans	31	3	—	—	34
Interest income recognized on a cash basis on impaired loans	4	—	—	—	4

The following table presents the average recorded investment in impaired loans and related interest income recognized for the six month periods ended March 31, 2013 and 2012:

March 31, 2013	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$10,589	$615	$—	$13	$11,217
Interest income recognized on an accrual basis on impaired loans	77	6	—	—	83
Interest income recognized on a cash basis on impaired loans	11	2	—	—	13

March 31, 2012	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$8,685	$701	$72	$9	$9,467
Interest income recognized on an accrual basis on impaired loans	62	7	—	—	69
Interest income recognized on a cash basis on impaired loans	22	—	—	—	22

The following table presents the classes of the loan portfolio summarized by the aggregate Pass (including loans graded Watch) and the classified ratings of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2013 and September 30, 2012:

March 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate:
One-to-four-family	$89,083	$—	$7,853	$—	$96,936
Multi-family	25,294	761	—	—	26,055
Non-residential	46,630	—	—	—	46,630
Construction	874	—	—	—	874
Home equity and second mortgages	8,667	—	227	—	8,894

	170,548	761	8,080	—	179,389
Commercial	30,751	1,829	11	—	32,591
Consumer	75	—	—	—	75

Total	$201,374	$2,590	$8,091	$—	$212,055

Subsequent to March 31, 2013 $2.7 million of the substandard loans was collected.

September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate:
One-to-four-family	$88,137	$—	$8,402	$—	$96,539
Multi-family	20,475	766	—	—	21,241
Non-residential	43,401	—	—	—	43,401
Construction	398	—	—	—	398
Home equity and second mortgages	9,786	—	335	—	10,121

	162,197	766	8,737	—	171,700
Commercial	28,761	1,870	15	—	30,646
Consumer	83	—	—	—	83

Total	$191,041	$2,636	$8,752	$—	$202,429

Management further monitors the performance and credit quality of the loan portfolio by analyzing the delinquency aging of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2013 and September 30, 2012:

March 31, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)
Real estate:
One-to-four-family	$88,448	$—	$1,267	$—	$7,221	$8,488	$96,936
Multi-family	26,055	—	—	—	—	—	26,055
Non-residential	46,630	—	—	—	—	—	46,630
Construction	874	—	—	—	—	—	874
Home equity and second mortgages	8,672	—	20	—	202	222	8,894

	170,679	—	1,287	—	7,423	8,710	179,389
Commercial	32,591	—	—	—	—	—	32,591
Consumer	75	—	—	—	—	—	75

Total	$203,345	$—	$1,287	$—	$7,423	$8,710	$212,055

Subsequent to March 31, 2013 $2.7 million of the non-accrual loans was collected.

September 30, 2012	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)
Real estate:
One-to-four-family	$87,715	$1,889	$867	$—	$6,068	$8,824	$96,539
Multi-family	21,241	—	—	—	—	—	21,241
Non-residential	43,401	—	—	—	—	—	43,401
Construction	398	—	—	—	—	—	398
Home equity and second mortgages	9,992	—	—	—	129	129	10,121

	162,747	1,889	867	—	6,197	8,953	171,700
Commercial	30,646	—	—	—	—	—	30,646
Consumer	75	8	—	—	—	8	83

Total	$193,468	$1,897	$867	$—	$6,197	$8,961	$202,429

The Company was not committed to lend additional funds on nonaccrual loans at March 31, 2013.

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2013 and September 30, 2012:

March 31, 2013	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)
Real estate:
One-to-four-family	$244	$222	$22
Multi-family	49	49	—
Non-residential	358	358	—
Construction	7	7	—
Home equity and second mortgages	85	83	2

	743	719	24
Commercial	76	76	—
Consumer	2	2	—

Total	$821	$797	$24

September 30, 2012	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)
Real estate:
One-to-four-family	$625	$584	$41
Multi-family	35	35	—
Non-residential	67	67	—
Construction	3	3	—
Home equity and second mortgages	71	64	7

	801	753	48
Commercial	164	164	—
Consumer	2	2	—

Total	$967	$919	$48

The following table summarizes activity in the primary segments of the ALLL for the three month periods ended March 31, 2013 and 2012:

March 31, 2013	Balance December 31, 2012	Charge- offs	Recoveries	Provision	Balance March 31, 2013
	(In thousands)

Real estate:
One-to-four-family	$610	$(296)	$—	$(70)	$244
Multi-family	26	—	—	23	49
Non-residential	39	—	—	319	358
Construction	—	—	—	7	7
Home equity and second mortgages	94	—	—	(9)	85

	769	(296)	—	270	743

Commercial	78	—	—	(2)	76
Consumer	2	—	—	—	2

Total	$849	$(296)	$—	$268	$821

March 31, 2012	Balance December 31, 2011	Charge- offs	Recoveries	Provision	Balance March 31, 2012
	(In thousands)

Real estate:
One-to-four-family	$811	$(20)	$—	$(59)	$732
Multi-family	28	—	—	2	30
Non-residential	115	—	—	4	119
Construction	4	—	—	—	4
Home equity and second mortgages	44	—	—	(1)	43

	1,002	(20)	—	(54)	928

Commercial	558	—	—	54	612
Consumer	5	—	—	—	5

Total	$1,565	$(20)	$—	$—	$1,545

The following table summarizes activity in the primary segments of the ALLL for the six month periods ended March 31, 2013 and 2012:

March 31, 2013	Balance September 30, 2012	Charge- offs	Recoveries	Provision	Balance March 31, 2013
	(In thousands)

Real estate:
One-to-four-family	$625	$(514)	$—	$133	$244
Multi-family	35	—	—	14	49
Non-residential	67	—	—	291	358
Construction	3	—	—	4	7
Home equity and second mortgages	71	—	—	14	85

	801	(514)	—	456	743

Commercial	164	—	—	(88)	76
Consumer	2	—	—	—	2

Total	$967	$(514)	$—	$368	$821

March 31, 2012	Balance September 30, 2011	Charge- offs	Recoveries	Provision	Balance March 31, 2012
	(In thousands)

Real estate:
One-to-four-family	$583	$20	$—	$169	$732
Multi-family	29	—	—	1	30
Non-residential	92	—	—	27	119
Construction	3	—	—	1	4
Home equity and second mortgages	31	—	—	12	43

	738	20	—	210	928

Commercial	459	—	—	153	612
Consumer	3	—	—	2	5

Total	$1,200	$20	$—	$365	$1,545

Effective October 1, 2011, the Company adopted Accounting Standards Update (ASU) No. 2011-02, which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions that would otherwise not be granted to a borrower experiencing or expected to experience financial difficulties in order to maximize the ultimate recovery of a loan. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. In evaluating whether a restructuring constitutes a TDR, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. In conjunction with the Bank’s adoption of ASU No. 2011-02, it determined that no loans were TDRs other than those previously considered as such. There were two and two TDRs during the three month periods ended March 31, 2013 and 2012, respectively. There were two and four TDRs during the six month periods ended March 31, 2013 and 2012, respectively. The concessions granted on these loans consisted of interest rate reductions.

The following table summarizes the TDRs during the three month and six month periods ended March 31, 2013 and 2012:

	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
Three Months Ended March 31, 2013	(Dollars in thousands)
One-to-four-family	2	$513	$521

Three Months Ended March 31, 2012
One-to-four-family	2	$330	$340

	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
Six Months Ended March 31, 2013	(Dollars in thousands)
One-to-four-family	2	$513	$521

Six Months Ended March 31, 2012
One-to-four-family	4	$1,704	$1,749

A default on a troubled debt restructured loan for purposes of disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three month and six month periods ended March 31, 2013 and 2012, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at March 31, 2013 and September 30, 2012 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
March 31, 2013
Securities available for sale:
U.S. Government Agencies	$19,990	$—	$19,990	$—
Corporate bonds	4,523	—	4,523	—
Municipal bonds	3,852	—	3,852	—
Mortgage-backed securities	14,994	—	14,994	—

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2012
Securities available for sale:
U.S. Government Agencies	$24,088	$—	$24,088	$—
Corporate bonds	4,599	—	4,599	—
Municipal bonds	3,892	—	3,892	—
Mortgage-backed securities	15,782	—	15,782	—

For financial assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy at March 31, 2013 and September 30, 2012 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
March 31, 2013
Impaired loans	$4,809	$—	$—	$4,809

September 30, 2012
Impaired loans	$1,444	$—	$—	$1,444

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

(Dollars in thousands)
Impaired loans	Fair value estimate	Valuation techniques	Unobservable input	Range	Weighted average

March 31, 2013	$4,809	Discounted cash flows (1)	Liquidation expenses (2)	-4.81% to -5.61%	-5.44%

September 30, 2012	$1,444	Discounted cash flows (1)	Liquidation expenses (2)	-1.46% to -6.47%	-3.24%

(1)	Fair value is generally determined through discounted cash flows or independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Includes estimated liquidation expenses.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at March 31, 2013 and September 30, 2012:

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

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at March 31, 2013 or September 30, 2012.

The carrying amounts and estimated fair values of financial instruments at March 31, 2013 are summarized as follows:

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
March 31, 2013		(In thousands)
Financial assets:
Cash and cash equivalents	$1,735	$1,735	$1,735	$—	$—
Securities available-for-sale	43,359	43,359	—	43, 359	—
Loans receivable	211,234	238,223	—	—	238,223
Accrued interest receivable	982	982	982	—	—
Financial liabilities:
Deposits	216,472	217,883	131,892	85,991	—
FHLB-NY advances	21,893	21,763	—	21,763	—
Accrued interest payable	101	101	101	—	—

The carrying amounts and estimated fair values of financial instruments at September 30, 2012 are summarized as follows:

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2012	(In thousands)
Financial assets:
Cash and cash equivalents	$1,841	$1,841	$1,841	$—	$—
Securities available-for-sale	48,361	48,361	—	48,361	—
Loans held for sale	2,426	2,426	—	2,426
Loans receivable	201,462	228,507	—	—	228,507
Accrued interest receivable	1,006	1,006	1,006	—	—
Financial liabilities:
Deposits	203,516	205,054	116,905	88,149	—
FHLB-NY advances	37,130	38,366	—	38,366	—
Accrued interest payable	93	93	93	—	—

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

11. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB is carried at cost as of March 31, 2013 and September 30, 2012. Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB, and (4) the liquidity position of the FHLB. Management believes no impairment charge related to the FHLB stock was necessary as of March 31, 2013 or September 30, 2012.

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

14. Subsequent Events

Effective as of April 22, 2013, the Company and Customers entered into an Amendment to the parties’ previously announced Merger Agreement. Among other things, the Amendment extended from April 30, 2013 to December 31, 2013 the initial date at which, if the merger of the Company with and into Customers has not closed, either the Company or Customers may terminate the Merger Agreement, subject to the termination date being extended until March 31, 2014 under certain specified circumstances. For additional information about the Merger announcement, see the Company’s Forms 8-K filed with the SEC on August 10, 2012 and April 24, 2013.

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

Pending Merger with Customers Bancorp

On August 10, 2012, the Company announced that it entered into a definitive merger agreement (“Merger Agreement”) with Customers Bancorp, Inc., headquartered in Wyomissing, Pennsylvania (“Customers”) whereby through a series of transactions, the Company will be merged into Customers, and the Bank will be merged into Customers’ wholly-owned bank subsidiary, Customers Bank, a Pennsylvania state-chartered bank headquartered in Phoenixville, Pennsylvania (the “Merger”). Upon completion of the Merger, Customers will have acquired all outstanding shares of CMS Bancorp’s common stock in exchange for shares of Customers’ common stock. Any fractional shares that result due to this exchange of shares will be paid in cash. The total transaction value, as calculated on the date of the merger announcement, was approximately $20.8 million

Effective as of April 22, 2013, the Company and Customers entered into an Amendment to Agreement and Plan of Merger (“Amendment”) to the Merger Agreement. The Amendment extended from April 30, 2013 to December 31, 2013 the initial date at which, if the merger of the Company with and into Customers has not closed, either the Company or Customers may terminate the Merger Agreement, subject to the termination date being extended until March 31, 2014 under certain specified circumstances. The Amendment also updated the definitions of “CMS Valuation” and “Customers Valuation,” establishing the valuation date for book value as of March 31, 2013. The exchange ratio will remain fixed for the pendency of the transaction, using the multiples of 0.95x for the Company’s common equity, and 1.25x for Customers common equity for purposes of calculating the exchange ratio.

Other key terms agreed to by the Company and Customers under the Amendment include: (a) a right for the Company to terminate the Merger Agreement, as amended, exercisable at any time after May 20, 2013, if either (i) Customers has not made the contemplated investment in the Company of $1.5 million of Company Preferred Stock, or (ii) Customers and the Company have not agreed upon the terms of the $2.0 million senior secured lending facility that Customers shall make available to the Company; and (b) an agreement by Customers to pay the Company a termination fee of $1.0 million in the event the Merger Agreement, as amended, is terminated under certain provisions primarily relating to failure to consummate the Parent Merger due to non-receipt of required government approvals. Also pursuant to the Amendment, Customers reimbursed the Company for $300,000 of merger-related expenses.

The Merger Agreement, as amended, has been unanimously approved by CMS Bancorp’s Board of Directors and the transactions contemplated by the Merger Agreement are subject to various conditions including, among other things, (i) approval of the Merger by the holders of a majority of the outstanding shares of CMS Bancorp’s common stock; (ii) the receipt of all required regulatory approvals; (iii) the non-occurrence of any event that has a material adverse effect on CMS Bancorp and its subsidiaries; and (iv) as of the closing date (before giving effect to the Merger), CMS Bancorp and its subsidiaries shall have, on a consolidated basis, nonperforming assets (as defined in the Merger Agreement) less than or equal to $12 million, as well as other conditions to closing that are customary in transactions such as the Merger. The Amendment removed the previous condition to Customers’ obligation to commence the filing of regulatory applications (i.e., the closing of the Acacia Federal Savings Bank transaction). Assuming the satisfaction of such conditions, it is currently expected that the Merger will be completed in late 2013 or early 2014. For additional information about the Merger announcement, see the Company’s Forms 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 10, 2012 and April 24, 2013.

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

Comparison of Financial Condition at March 31, 2013 to September 30, 2012

Total assets decreased by $1.5 million, or 0.6%, to $263.2 million at March 31, 2013 from $264.7 million at September 30, 2012. Increases in loan balances and decreases in advances from the FHLB were funded from calls and repayments of securities and increases in deposits.

Loans receivable were $211.2 million and $201.5 million at March 31, 2013 and September 30, 2012, respectively, representing an increase of $9.8 million, or 4.9%. The increase in loans resulted principally from increases in multi-family, non-residential and commercial loans.

The banking industry as a whole has seen increases in loan delinquencies and defaults in recent years. As of March 31, 2013 and September 30, 2012, the Bank had $7.4 million and $6.2 million of non-performing loans, respectively, substantially all of which were in process of foreclosure and have been placed on non-accrual status. Subsequent to March 31, 2013 $2.7 million of these non-performing loans was collected, reducing non-performing loans to $4.7 million. At March 31, 2013 and September 30, 2012, the Bank had $11.1 million and $11.4 million of loans classified as impaired. At March 31, 2013, $0.5 million of these impaired loans required specific loss allowances totaling $24,000. The remaining $10.6 million of impaired loans did not require specific loss allowances. At September 30, 2012, $1.5 million of impaired loans required specific loss allowances of $48,000. The impaired loans were primarily the result of continued difficult general economic conditions, increased unemployment and continued declines in the local real estate market. As of March 31, 2013 and September 30, 2012, the allowance for loan losses was 0.39% and 0.48% of loans outstanding, respectively. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. The specific allowance for loans individually evaluated for impairment was $24,000 at March 31, 2013 compared to $48,000 at September 30, 2012. The allowance for loans collectively evaluated for impairment was $797,000 at March 31, 2013 compared to $919,000 at September 30, 2012. The decrease of $122,000 was the result of changes in the size and mix of the loan portfolio as well as changes in the allowance allocation percentages applied to the loan categories, net of the charge off of $514,000 in the six month period ended March 31, 2013. The allowance allocation, or loss percentages are based on one to five year historical charge offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the Federal Deposit Insurance Corporation Uniform Bank Performance Report (“UBPR”) loss experience for the Bank’s Peer Group. As a result of changes in the mix and volume of the loan portfolio, weak economic conditions, unemployment, declines in real estate values in the Bank’s primary market area, and lower commercial real estate cash flows, $368,000 and $365,000 was provided for loan losses in the six month periods ended March 31, 2013 and 2012, respectively.

Deposits increased by $13.0 million, or 6.4%, from $203.5 million as of September 30, 2012 to $216.5 million as of March 31, 2013. The Bank participates in the Certificate of Deposit Account Registry Service, or “CDARS” network. Increases in retail demand deposits of $2.1 million and an increase in CDARS deposits of $11.3 million accounted for the majority of the change. Increases in retail demand deposits resulted from the continued emphasis on developing commercial deposit relationships and local market conditions. Under the CDARS network, the Bank can transfer deposits into the network (a one way sell transaction), request that the network deposit funds at the Bank (a one way buy transaction), or deposit funds into the network and receive an equal amount of deposits from the network (a reciprocal transfer). The network provides the Bank with an investment vehicle in the case of a one way sell, a liquidity or funding source in the case of a one way buy and the ability to access additional FDIC insurance for customers in the case of a reciprocal transfer. The Bank had $11.3 million and none, respectively, of CDARS deposits as of March 31, 2013 and September 30, 2012 and otherwise had no brokered deposits as of March 31, 2013 and September 30, 2012.

Stockholders’ equity increased by $202,000 from September 30, 2012 to March 31, 2013 as a result of net income of $301,000 and additions to equity resulting from accounting for stock-based compensation and the Company’s ESOP, net of the other comprehensive loss of $191,000. The other comprehensive loss in the three months ended March 31, 2013 resulted primarily from the decrease in unrealized gains on available for sale securities due to changes in market interest rates.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. The Company recorded net income of $119,000 for the three months ended March 31, 2013, compared to a net loss of $13,000 for the three months ended March 31, 2012. The change was primarily due to higher net interest income ($2.3 million in the three months ended March 31, 2013 compared to $2.0 million in the three months ended March 31, 2012), and the lower non-interest expenses ($1.9 million in the three months ended March 31, 2013 compared to $2.6 million in the three months ended March 31, 2012), net of the higher provision for loan losses ($268,000 in the three months ended March 31, 2013 compared to none in the three months ended March 31, 2012) and a $539,000 gain on sale of securities in the three months ended March 31, 2012 which did not recur in the three months ended March 31, 2013. Non-interest expense in the three months ended March 31, 2012 included costs of the charter conversion and penalty assessed on early repayment of borrowings which did not recur in the three months ended March 31, 2013.

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

	Three Months Ended March 31,
	2013			2012
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$208,807	$2,595	4.97%	$183,677	$2,469	5.38%
Securities(2)	46,554	224	1.92%	55,363	240	1.73%
Other interest-earning assets(3)	4,116	23	2.24%	6,811	28	1.64%

Total interest-earning assets	259,477	2,842	4.38%	245,851	2,737	4.45%

Non interest-earning assets	6,044			6,568

Total assets	$265,521			$252,419

Interest-bearing liabilities:
Demand deposits	$48,563	47	0.39%	$31,944	40	0.50%
Savings and club accounts	42,314	25	0.24%	41,485	39	0.38%
Certificates of deposit	94,002	295	1.26%	107,956	423	1.57%
Borrowed money(4)	27,919	196	2.81%	27,561	271	3.93%

Total interest-bearing liabilities	212,798	563	1.06%	208,946	773	1.48%

Non interest-bearing deposits	30,243			20,500
Other liabilities	375			1,033

Total liabilities	243,416			230,479
Total stockholders’ equity	22,105			21,940

Total liabilities and stockholders’ equity	$265,521			$252,419

Interest rate spread		$2,279	3.32%		$1,964	2.97%

Net interest-earning assets/net interest margin	$46,679		3.51%	$36,905		3.20%

Ratio of interest-earning assets to interest-bearing liabilities		1.22x			1.18x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $2.8 million for the three months ended March 31, 2013, was $105,000 higher than interest income for the three months ended March 31, 2012. The increase in interest income was primarily due to an increase of $126,000 in interest from loans, net of a $21,000 decrease in interest from investments and other interest-earning assets.

Interest income from loans increased by $126,000 in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was due to a $25.1 million, or 13.7%, increase in the average balance of loans to $208.8 million in the three months ended March 31, 2013 from $183.7 million in the three months ended March 31, 2012, net of a 41 basis point decrease in the average interest rate earned on those loans. The increase in average loan balances includes loans in the multi-family, non-residential real estate and commercial loan categories. The decrease in the average yield resulted principally from lower market interest rates. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. Higher loan volume increased interest income by $323,000 while the effective lower interest rates decreased interest income by $197,000.

Interest income from securities decreased by $16,000 in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Interest income from securities declined by $41,000 as a result of lower average balances in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and rose by $25,000 as a result of higher yields on the securities portfolio. Average balances were lower in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as the repayments of securities and calls were used to fund loan growth. The higher yields in the three months ended March 31, 2013 compared to March 31, 2012 resulted from reinvesting the proceeds of security sales and calls in securities with slightly longer maturities. Other interest-earning assets consist of cash equivalents, FHLB stock and loans originated for resale. Interest on these assets declined by $5,000 in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, principally due to lower interest income on loans held for resale and lower FHLB dividends.

Overall declines in interest rates reduced the average interest rate on interest-earning assets from 4.45% in the quarter ended March 31, 2012 to 4.38% in the quarter ended March 31, 2013. Of the $105,000 increase in interest income in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, higher average balances of interest-earning assets caused an increase of $269,000 in interest income, while lower interest rates caused a decrease in interest income of $164,000.

Interest Expense. Interest expense decreased by $210,000, or 27.2%, to $563,000 in the three months ended March 31, 2013 compared to $773,000 in the three months ended March 31, 2012. Interest expense on demand deposits increased by $7,000 in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 principally due to higher average balances, offset in part by lower interest rates paid on those deposits. Interest on savings and club account deposits decreased by $14,000 in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 principally due to lower interest rates paid on those deposits.

Interest expense on certificates of deposit decreased by $128,000 in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as a result of the impact of lower average balances and lower interest rates in the 2013 period. The average balance of certificates of deposit decreased by $14.0 million to $94.0 million in the three months ended March 31, 2013 compared to $108.0 million for the three months ended March 31, 2012. The decrease in average balances in the 2013 period was the result of decreases in CDARS and brokered deposits. The interest rate on certificates of deposit was 1.26% in the three months ended March 31, 2013 compared to 1.57% in the three months ended March 31, 2012 as a result of lower market interest rates on retail deposits and the early repayment of a $5 million long-term brokered certificate of deposit.

In February 2012, the Company prepaid $20.0 million of FHLB debt which was scheduled to mature in August 2012. In prepaying this debt, the Company paid a prepayment penalty of $481,000 and estimated that this prepayment and financing was accretive to earnings for the fiscal year ending September 30, 2012 and thereafter. In June 2012, the Company prepaid $4.8 million of 3.54% brokered certificates of deposit which were scheduled to mature in 2026. In prepaying this deposit, the Company wrote off the remaining broker premium of $133,000 and estimated that this prepayment would be accretive to earnings within one year.

This prepayment of the borrowing from FHLB, along with refinancing at lower short-term rates, reduced the average interest rate on borrowed money from 3.93% to 2.81% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, reducing interest expense on borrowed money by $75,000.

This refinancing, and overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.48% in the quarter ended March 31, 2012 to 1.06% in the quarter ended March 31, 2013. Of the $210,000 decrease in interest expense in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, declines in interest rates reduced interest expense by $181,000, while changes in volume and mix of interest-bearing liabilities caused a decrease in interest expense of $29,000.

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

	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$323	$(197)	$126
Securities	(41)	25	(16)
Other interest-earning assets	(13)	8	(5)

Total interest-earning assets	269	(164)	105

Interest-bearing liabilities:
Demand deposits	17	(10)	7
Savings and club accounts	1	(15)	(14)
Certificates of deposit	(51)	(77)	(128)
Borrowed money	3	(78)	(75)

Total interest-bearing liabilities	(29)	(181)	(210)

Net interest income	$298	$17	$315

Net Interest Income. Net interest income increased $315,000, or 16.0%, to $2.3 million for the three months ended March 31, 2013 compared to $2.0 million in the three months ended March 31, 2012. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, changes in the mix of interest-bearing liabilities, and lower interest rates on those liabilities.

Provision for Loan Losses. The allowance for loan losses was $821,000, or 0.39% of gross loans outstanding, at March 31, 2013 compared to $967,000 or 0.48% of gross loans outstanding at September 30, 2012. During the three month periods ended March 31, 2013 and 2012, the Company charged $268,000 and none, respectively, to expense to provide for loan losses, and wrote off $296,000 and $20,000 loans against the allowance, respectively. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of March 31, 2013 and September 30, 2012, the Bank had $7.4 million and $6.2 million of non-performing loans, substantially all of which were in process of foreclosure and have been placed on non-accrual status. Subsequent to March 31, 2013 $2.7 million of the non-performing loans was collected. At March 31, 2013 and September 30, 2012, the Bank had $11.1 million and $11.4 million of loans classified as impaired. At March 31, 2013, $494,000 of these impaired loans required specific loss allowances totaling $24,000. The remaining $10.6 million of impaired loans did not require specific loss allowances. At September 30, 2012, $1.5 million of impaired loans required specific loss allowances of $48,000. The impaired loans were primarily the result of continued difficult general economic conditions, increased unemployment and continued declines in the local real estate market.

There were $296,000 of loans charged off and no recoveries in the three month period ended March 31, 2013. There were no recoveries and $20,000 of loans were charged off in the three month period ended March 31, 2012. The weak economy nationally as well as in our primary market area has contributed to the loss experience of the Bank. As a result of changes in the expected recovery of non-performing loans and in the mix and volume of the loan portfolio, weak economic conditions, unemployment, declines in real estate values in the Bank’s primary market area, and lower commercial real estate cash flows, $268,000 and none was provided for loan losses in the three month periods ended March 31, 2013 and 2012, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $82,000 in the three months ended March 31, 2013 was lower than the $621,000 in the comparable 2012 period primarily as a result of gains on sale of securities in the three months ended March 31, 2012 which did not recur in the 2013 period.

Non-interest Expenses. Non-interest expenses decreased by $689,000, for the three months ended March 31, 2013, compared to the prior year period. Non-interest expense in the three months ended March 31, 2012 included costs of the charter conversion and penalty assessed on early repayment of borrowings which did not recur in the three months ended March 31, 2013. Aside from these two items, non-interest expense declined by $139,000 in the three months ended March 31, 2013 compared to the prior period primarily as a result of lower employee headcount, lower pension and lower stock based compensation costs in the three months ended March 31, 2013 compared to the 2012 period.

Income Tax Benefit. The income tax expense was $68,000 in the three months ended March 31, 2013 compared to $3,000 in the comparable 2012 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended March 31, 2013 and 2012 was different than the statutory rate as a result of certain non-taxable income and expense items.

Comparison of Operating Results for the Six Months Ended March 31, 2013 and 2012

General. The Company recorded net income of $301,000 for the six months ended March 31, 2013, compared to a net loss of $240,000 for the six months ended March 31, 2012. The change was primarily due to lower interest expense ($1.2 million in the six months ended March 31, 2013 compared to $1.7 million in the six months ended March 31, 2012), and lower non-interest expenses ($3.9 million in the three months ended March 31, 2013 compared to $4.6 million in the three months ended March 31, 2012 and a $539,000 gain on sale of securities in the six months ended March 31, 2012 which did not recur in the six months ended March 31, 2013. Non-interest expense in the six months ended March 31, 2012 included costs of the charter conversion and penalty assessed on early repayment of borrowings which did not recur in the six months ended March 31, 2013.

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

	Six Months Ended March 31,
	2013			2012
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$205,703	$5,172	5.03%	$181,540	$5,095	5.61%
Securities(2)	47,400	451	1.90%	55,515	480	1.73%
Other interest-earning assets(3)	4,245	49	2.31%	10,367	62	1.20%

Total interest-earning assets	257,348	5,672	4.41%	247,422	5,637	4.56%

Non interest-earning assets	6,137			6,137

Total assets	$263,485			$253,559

Interest-bearing liabilities:
Demand deposits	$47,708	92	0.39%	$31,344	93	0.59%
Savings and club accounts	42,067	51	0.24%	41,147	80	0.39%
Certificates of deposit	91,619	603	1.32%	106,460	851	1.60%
Borrowed money(4)	31,174	404	2.59%	31,723	700	4.41%

Total interest-bearing liabilities	212,568	1,150	1.08%	210,674	1,724	1.64%

Non interest-bearing deposits	28,310			20,161
Other liabilities	634			1,173

Total liabilities	241,512			232,008
Total stockholders’ equity	21,973			21,942

Total liabilities and stockholders’ equity	$263,485			$253,950

Interest rate spread		$4,522	3.33%		$3,913	2.92%

Net interest-earning assets/net interest margin	$44,780		3.51%	$36,748		3.16%

Ratio of interest-earning assets to interest-bearing liabilities		1.21x			1.17x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $5.7 million for the six months ended March 31, 2013, was $35,000 higher than interest income for the six months ended March 31, 2012. The increase in interest income was primarily due to an increase of $77,000 in interest from loans, net of a decrease in interest from investments and other interest-earning assets of $42,000.

Interest income from loans increased by $77,000 in the six months ended March 31, 2013 compared to the six months ended March 31, 2012. The increase was due to a $24.2 million, or 13.3%, increase in the average balance of loans to $205.7 million in the six months ended March 31, 2013 from $181.5 million in the six months ended March 31, 2012, net of a 58 basis point decline in the average interest rate on loans. The increase in average loan balances includes loans in the one-to-four-family, multi-family, non-residential real estate and commercial loan categories. The decrease in the average yield resulted principally from lower market interest rates. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. Higher loan volume increased interest income by $636,000 while the effective lower interest rates decreased interest income by $559,000.

Interest income from securities decreased by $29,000 in the six months ended March 31, 2013 compared to the six months ended March 31, 2012. Interest income from securities declined by $74,000 as a result of lower average balances in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 and rose by $45,000 as a result of higher yields on the securities portfolio. Average balances were lower in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 as the proceeds of security sales and calls were partially used to fund loan growth. The higher yields in the six months ended March 31, 2013 compared to March 31, 2012 resulted from reinvesting the proceeds of security sales and calls in securities with slightly longer maturities. Other interest-earning assets consist of cash equivalents, FHLB-NY stock and loans originated for resale. Interest on these assets declined by $13,000 in the six months ended March 31, 2013 compared to the six months ended March 31, 2012.

Overall declines in interest rates reduced the average interest rate on interest-earning assets from 4.56% in the quarter ended March 31, 2012 to 4.41% in the quarter ended March 31, 2013. Of the $35,000 increase in interest income in the six months ended March 31, 2013 compared to the six months ended March 31, 2012, higher average balances of interest-earning assets caused an increase of $512,000 in interest income, while lower interest rates caused a decrease in interest income of $477,000.

Interest Expense. Interest expense decreased by $574,000, or 33.3%, to $1.2 million in the six months ended March 31, 2013 compared to $1.7 million in the six months ended March 31, 2012. Interest expense on demand deposits decreased by $1,000 in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 principally due to lower interest rates paid on those deposits, offset in part by higher average balances. Interest on savings and club account deposits decreased by $29,000 in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 principally due to lower interest rates paid on those deposits.

Interest expense on certificates of deposit decreased by $248,000 in the six months ended March 31, 2013 compared to the six months ended March 31, 2012 as a result of the impact of lower average balances and lower interest rates in the 2013 period. The average balance of certificates of deposit decreased by $14.8 million to $91.6 million in the six months ended March 31, 2013 compared to $106.5 million for the six months ended March 31, 2012. The decrease in average balances in the 2013 period was the result of decreases in CDARS and brokered deposits. The interest rate on certificates of deposit was 1.32% in the six months ended March 31, 2013 compared to 1.60% in the six months ended March 31, 2012 as a result of lower market interest rates on retail deposits and the early repayment of a $5 million long-term brokered certificate of deposit.

In February 2012, the Company prepaid $20.0 million of FHLB debt which was scheduled to mature in August 2012. In prepaying this debt, the Company paid a prepayment penalty of $481,000 and estimated that this prepayment and financing was accretive to earnings for the fiscal year ending September 30, 2012 and thereafter. In June 2012, the Company prepaid $4.8 million of 3.54% brokered certificates of deposit which were scheduled to mature in 2026. In prepaying this deposit, the Company wrote off the remaining broker premium of $133,000 and estimated that this prepayment would be accretive to earnings within one year.

This prepayment of the borrowing from FHLB, along with refinancing at lower short-term rates, reduced the average interest rate on borrowed money from 4.41% to 2.59% in the six months ended March 31, 2013 compared to the six months ended March 31, 2012, reducing interest expense on borrowed money by $296,000.

This refinancing, and overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.64% in the quarter ended March 31, 2012 to 1.08% in the quarter ended March 31, 2013. Of the $574,000 decrease in interest expense in the six months ended March 31, 2013 compared to the six months ended March 31, 2012, declines in interest rates reduced interest expense by $491,000, while changes in volume and mix of interest-bearing liabilities caused a decrease in interest expense of $83,000.

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

	Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$636	$(559)	$77
Securities	(74)	45	(29)
Other interest-earning assets	(50)	37	(13)

Total interest-earning assets	512	(477)	35

Interest-bearing liabilities:
Demand deposits	37	(38)	(1)
Savings and club accounts	2	(31)	(29)
Certificates of deposit	(110)	(138)	(248)
Borrowed money	(12)	(284)	(296)

Total interest-bearing liabilities	(83)	(491)	(574)

Net interest income	$595	$14	$609

Net Interest Income. Net interest income increased $609,000, or 15.6%, to $4.5 million for the six months ended March 31, 2013 compared to $3.9 million in the six months ended March 31, 2012. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, changes in the mix of interest-bearing liabilities, and lower interest rates on those liabilities.

Provision for Loan Losses. The allowance for loan losses was $821,000, or 0.39% of gross loans outstanding, at March 31, 2013 compared to $967,000 or 0.48% of gross loans outstanding at September 30, 2012. During the six month periods ended March 31, 2013 and 2012, the Company charged $368,000 and $365,000, respectively, to expense to provide for loan losses, and wrote off $514,000 and $20,000 loans against the allowance, respectively. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of March 31, 2013 and September 30, 2012, the Bank had $7.4 million and $6.2 million of non-performing loans, substantially all of which were in process of foreclosure and have been placed on non-accrual status. Subsequent to March 31, 2013, $2.7 million of these non-performing loans was collected. At March 31, 2013 and September 30, 2012, the Bank had $11.1 million and $11.4 million of loans classified as impaired. At March 31, 2013, $494,000 of these impaired loans required specific loss allowances totaling $24,000. The remaining $10.6 million of impaired loans did not require specific loss allowances. At September 30, 2012, $1.5 million of impaired loans required specific loss allowances of $48,000. The impaired loans were primarily the result of continued difficult general economic conditions, increased unemployment and continued declines in the local real estate market.

There were $514,000 of loans charged off and no recoveries in the six month period ended March 31, 2013. There were no recoveries and $20,000 of loans were charged off in the six month period ended March 31, 2012. The weak economy nationally as well as in our primary market area has contributed to the loss experience of the Bank. As a result of changes in the expected recovery of non-performing loans and in the mix and volume of the loan portfolio, weak economic conditions, unemployment, declines in real estate values in the Bank’s primary market area, and lower commercial real estate cash flows, $368,000 and $365,000 was provided for loan losses in the six month periods ended March 31, 2013 and 2012, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date

Non-interest Income. Non-interest income of $265,000 in the six months ended March 31, 2013 was lower than the $721,000 in the comparable 2012 period primarily as a result of gains on the sale of securities in the six months ended March 31, 2012 which did not recur in the 2013 period, offset in part by higher gains on sale of loans due to higher volume in the six months ended March, 31 2013.

Non-interest Expenses. Non-interest expenses decreased by $710,000, for the six months ended March 31, 2013, compared to the prior year period. Non-interest expense in the six months ended March 31, 2012 included costs of the charter conversion and penalty assessed on early repayment of borrowings which did not recur in the six months ended March 31, 2013. Aside from these two items, non-interest expense declined by $142,000 in the three month ended March 31, 2013 compared to the prior period principally as a result of lower employee headcount, lower pension, lower stock based compensation costs and other cost control measures in the three months ended March 31, 2013 compared to the 2012 period

Income Tax Benefit. The income tax expense was $185,000 in the six months ended March 31, 2013 compared to a benefit of $134,000 in the comparable 2012 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the six months ended March 31, 2013 and 2012 was different than the statutory rate as a result of certain non-taxable income and expense items.

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

The table below sets forth the latest available estimated changes in net interest income, as of December 31, 2012, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
300	$9,475	$(132)	-1.4%
200	9,500	(107)	-1.1%
100	9,565	(42)	-0.4%
0	9,607	—	—
-100	9,363	(244)	-2.5%

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

The Company’s primary sources of funds are retail deposits, the CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds, available-for-sale securities or cash equivalents and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and draw upon existing borrowing agreements with the FHLB and the Federal Reserve which provide an additional source of funds. At March 31, 2013 and September 30, 2012, the Company had $21.9 million and $37.1 million of advances from the FHLB, respectively, and CDARS deposits of $11.3 million and none, respectively and had brokered certificates of deposit of none and $4.7 million, respectively.

In the six months ended March 31, 2013, net cash provided by operating activities was $6.1 million compared to net cash provided by operating activities of $1.3 million in the same period in 2012. In the six months ended March 31, 2013 and 2012, the net income (loss) included non-cash expenses (consisting of depreciation, amortization, provision for loan losses, deferred taxes and stock-based compensation) of $799,000 and $720,000, respectively. Net activity from loans originated for sale provided $2.4 million and $1.8 million of cash in the six months ended March 31, 2013 and 2012, respectively.

In the six months ended March 31, 2013 and 2012, investing activities used $4.9 million and provided $5.1 million of cash, respectively. In the six months ended March 31, 2013 and 2012, net securities transactions provided $4.7 million and $10.2 million of cash, respectively. Net changes in loans used $10.2 million and $5.5 million of cash in the six months ended March 31, 2013 and 2012, respectively.

Net cash used by financing activities was $1.3 million in the six months ended March 31, 2013 compared to $5.9 million in the six months ended March 31, 2012. In the six months ended March 31, 2013, repayment of FHLB-NY advances used $15.2 million of cash and changes in deposit balances provided $13.0 million of cash, compared to $20.1 million and $13.5 million in the 2012 period, respectively.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2013, the Company had cash and cash equivalents of $1.7 million and available for sale securities of $43.4 million. At March 31, 2013, the Company had outstanding commitments to originate loans of $1.8 million and $10.3 million of undisbursed funds from approved lines of credit, homeowners’ equity lines of credit, and secured commercial lines of credit. Retail certificates of deposit scheduled to mature in one year or less at March 31, 2013, totaled $34.4 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

The Company’s overall credit exposure at the FHLB, including borrowings under the Overnight Advance line of credit and other term borrowings cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loans and securities pledged as collateral.

The following table sets forth the Bank’s capital position at March 31, 2013, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)

Total capital (to risk-weighted assets)	$20,764	11.81%	≥	$14,061	≥	8.00%	≥	$17,576	≥	10.00%
Core (Tier 1) capital (to risk-weighted assets)	19,943	11.35		N/A		N/A	≥	10,546	≥	6.00
Core (Tier 1) capital (to total adjusted assets)	19,943	7.58	≥	10,518	≥	4.00	≥	13,147	≥	5.00
Tangible capital (to total adjusted assets)	19,943	7.58	≥	3,944	≥	1.50		N/A		N/A

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

Part II: Other Information

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2012.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (1)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (2)

3.3	Bylaws of CMS Bancorp, Inc. (1)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (1)

4.2	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (3)

4.3	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101	Interactive data files: (i) Consolidated Statements of Financial Condition as of March 31, 2013 and September 30, 2012 (unaudited), (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012 (unaudited), (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.**

*	Included herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMS Bancorp, Inc.

Date: May 13, 2013	/s/ JOHN RITACCO
John E. Ritacco
President and Chief Executive Officer

Date: May 13, 2013	/s/ STEPHEN DOWD
Stephen E. Dowd
Chief Financial Officer