Form 10-Q
period 2013-06-30
CMS Bancorp, Inc.
filed 2013-08-12
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 12, 2013 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2013	September 30, 2012
	(Dollars in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$792	$1,340
Interest-bearing deposits	3,451	501

Total cash and cash equivalents	4,243	1,841
Securities available for sale	41,220	48,361
Loans held for sale	—	2,426
Loans receivable, net of allowance for loan losses of $830 and $967, respectively	209,508	201,462
Other real estate owned	518	—
Premises and equipment	2,818	3,054
Federal Home Loan Bank of New York stock, at cost	1,309	2,032
Accrued interest receivable	1,056	1,006
Other assets	1,818	4,484

Total assets	$262,490	$264,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$215,417	$203,516
Advances from Federal Home Loan Bank of New York	20,949	37,130
Advance payments by borrowers for taxes and insurance	1,791	844
Other liabilities	1,154	1,218

Total liabilities	239,311	242,708

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 1,500 shares issued and outstanding at June 30, 2013 (liquidation preference value $1,000 per share)	1	—
Common stock, $.01 par value, authorized shares: 7,000,000; shares issued: 2,055,165; shares outstanding: 1,862,803	21	21
Additional paid-in capital	20,263	18,728
Retained earnings	6,893	6,101
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,301)	(1,343)
Accumulated other comprehensive income (loss)	(1,038)	111

Total stockholders’ equity	23,179	21,958

Total liabilities and stockholders’ equity	$262,490	$264,666

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,620	$2,504	$7,792	$7,599
Securities	196	259	647	739
Other interest-earning assets	20	20	69	82

Total interest income	2,836	2,783	8,508	8,420

Interest expense:
Deposits	364	483	1,110	1,507
Mortgage escrow funds	12	8	40	24
Borrowings, short term	2	6	31	11
Borrowings, long term	177	175	524	854

Total interest expense	555	672	1,705	2,396

Net interest income	2,281	2,111	6,803	6,024
Provision for loan losses	25	275	393	640

Net interest income after provision for loan losses	2,256	1,836	6,410	5,384

Non-interest income:
Fees and service charges	40	42	124	128
Net gain on sale of loans	52	36	229	114
Net gain on sale of securities	—	243	—	782
Other	6	6	10	24

Total non-interest income	98	327	363	1,048

Non-interest expense:
Salaries and employee benefits	981	1,144	3,061	3,310
Net occupancy	307	317	940	914
Equipment	189	187	575	568
Professional fees	(97)	163	161	458
Advertising	6	15	21	60
Federal insurance premiums	57	54	167	155
Directors’ fees	57	98	159	223
Other insurance	22	22	65	65
Bank charges	7	7	22	30
Penalty assessed on early repayment of borrowings	—	133	—	614
Charter conversion	—	89	5	181
Other	144	160	430	454

Total non-interest expense	1,673	2,389	5,606	7,032

Income (loss) before income taxes	681	(226)	1,167	(600)
Income tax expense (benefit)	180	(76)	365	(210)

Net income (loss)	$501	$(150)	$802	$(390)
Preferred stock dividends	10	—	10	—

Net income available to common stockholders	$491	$(150)	$792	$(390)

Net income (loss) per common share:
Basic and diluted	$0.28	$(0.09)	$0.46	$(0.23)

Weighted average number of common shares outstanding:
Basic	1,732,642	1,721,965	1,731,267	1,720,590
Diluted	1,733,470	1,721,965	1,731,791	1,720,590

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss) available to common stockholders	$491	$(150)	$792	$(390)

Other comprehensive income (loss):
Gross unrealized holding gains (losses) on securities available for sale, net of deferred income (tax) benefit of $629, $(156), $753 and $(231)	(955)	238	(1,140)	348
Gross unrealized holding gains on available for sale securities transferred to income on sale of securities, net of deferred income tax of $0, $97, $0, and $311 (a)	—	(146)	—	(469)
Retirement plan amortization, net of deferred income tax of $2, $3, $6, and $9 (b)	(3)	(5)	(9)	(15)

Other comprehensive income (loss)	(958)	87	(1,149)	(136)

Comprehensive income (loss)	$(467)	$(63)	$(357)	$(526)

(a)	Net gains on sale of available for sale securities and the related income tax are reflected in the consolidated statement of operations within the net gain on sale of securities and income tax expense (benefit) lines, respectively.
(b)	Retirement plan amortization and related income tax are reflected in the consolidated statement of operations within the salaries and benefits and income tax expense (benefit) lines, respectively.

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended June 30, 2013 and 2012

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total

Balance September 30, 2011	$—	$21	$18,494	$6,740	$(1,660)	$(1,398)	$18	$22,215
Net (loss)				(390)				(390)
Other comprehensive (loss)							(136)	(136)
ESOP shares committed for release			(9)			42		33
Stock option expense			75					75
Restricted stock award expense			108					108

Balance June 30, 2012	$—	$21	$18,668	$6,350	$(1,660)	$(1,356)	$(118)	$21,905

Balance September 30, 2012	$—	$21	$18,728	$6,101	$(1,660)	$(1,343)	$111	$21,958
Net income available to common stockholders				792				792
Other comprehensive (loss)							(1,149)	(1,149)
ESOP shares committed for release			(7)			42		35
Stock option expense			43					43
Restricted stock award expense			45					45
Proceeds of sale of preferred stock	1		1,454					1,455

Balance June 30, 2013	$1	$21	$20,263	$6,893	$(1,660)	$(1,301)	$(1,038)	$23,179

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$802	$(390)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	268	257
Amortization and accretion, net	95	425
Provision for loan losses	393	640
Deferred income taxes	270	(46)
ESOP expense	35	33
Stock option expense	43	75
Restricted stock award expense	45	108
Net gain on sale of securities	—	(782)
Net gain on sale of loans	(229)	(114)
Loans originated for sale	(5,817)	(3,707)
Proceeds from sale of loans originated for sale	8,472	6,021
Increase in interest receivable	(50)	(190)
Decrease in other assets	3,155	1,041
Increase (decrease) in accrued interest payable	1	(155)
(Decrease) in other liabilities	(80)	(98)

Net cash provided by operating activities	7,403	3,118

Cash flows from investing activities:
Proceeds from sale of securities available for sale	—	23,482
Purchases of securities available for sale	—	(30,056)
Principal repayments and calls on securities available for sale	5,183	13,117
Net (increase) in loans receivable	(8,987)	(17,337)
Additions to premises and equipment	(32)	(681)
Redemption of Federal Home Loan Bank of N.Y. stock	723	521

Net cash (used by) investing activities	(3,113)	(10,954)

Cash flows from financing activities:
Net increase in deposits	11,901	16,441
Repayment of advances from Federal Home Loan Bank of N.Y.	(16,181)	(11,724)
Proceeds of sale of preferred stock	1,455	—
Dividend on preferred stock	(10)
Net increase in payments by borrowers for taxes and insurance	947	807

Net cash (used by) provided by financing activities	(1,888)	5,524

Net increase (decrease) in cash and cash equivalents	2,402	(2,312)
Cash and cash equivalents-beginning	1,841	4,304

Cash and cash equivalents-ending	$4,243	$1,992

Supplemental information:
Cash paid during the period for:
Interest	$1,704	$2,551
Income taxes	$8	$10
Other:
Real estate owned acquired in settlement of loans	$518	$—

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

On August 10, 2012, the Company announced that it entered into a definitive merger agreement (“Merger Agreement”) with Customers Bancorp, Inc., headquartered in Wyomissing, Pennsylvania (“Customers”) whereby through a series of transactions, the Company will be merged into Customers, and the Bank will be merged into Customers’ wholly-owned bank subsidiary, Customers Bank, a Pennsylvania state-chartered bank headquartered in Phoenixville, Pennsylvania (the “Merger”). Upon completion of the Merger, Customers will have acquired all outstanding shares of CMS Bancorp’s common stock in exchange for shares of Customers’ common stock. Any fractional shares that result due to this exchange of shares will be paid in cash. The total transaction value, as calculated on the date of the merger announcement, was approximately $20.8 million.

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

Other key terms agreed to by the Company and Customers under the Amendment include: (a) a right for the Company to terminate the Merger Agreement, as amended, exercisable at any time after May 20, 2013, if either (i) Customers has not made the contemplated investment in the Company of $1.5 million of Company’s Preferred Stock, or (ii) Customers and the Company have not agreed upon the terms of the $2.0 million senior secured lending facility that Customers shall make available to the Company; and (b) an agreement by Customers to pay the Company a termination fee of $1.0 million in the event the Merger Agreement, as amended, is terminated under certain provisions primarily relating to failure to consummate the Parent Merger due to non-receipt of required government approvals. Also pursuant to the Amendment, Customers reimbursed the Company for $300,000 of merger-related expenses.

On May 22, 2013, the Company and Customers consummated the contemplated investment in the Company by Customers of $1.5 million of the Company’s Preferred Stock, whereby the Company issued and sold 1,500 shares of Series A Preferred Stock to Customers. The issuance price was $1,000.00 per share, for an aggregate purchase price of $1,500,000, less a 3% discount. The shares of Series A Preferred Stock sold to Customers were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D, as promulgated by the SEC.

On May 21, 2013, the Company filed a Certificate of Designations (“Certificate”) with the Secretary of State of the State of Delaware establishing the designations, powers, preferences, limitations, restrictions, and relative rights of the Series A Preferred Stock. In accordance with the Certificate, among other terms, the Series A Preferred Stock:

•	consists of 1,500 authorized shares with a par value of $0.01 per share and an original issuance price of $1,000 per share;

•	is designated as “Series A Noncumulative Perpetual Preferred Stock”;

•	is nonvoting and holders shall not have any conversion rights;

•

ranks, with respect to rights on dividends, distributions, liquidation, dissolution and winding up, senior to all classes of the Company’s common stock, $0.01 par value per share, and junior to all the Company’s indebtedness and other non-equity claims on the Company;.

•

when and if declared by the Board of Directors of the Company, may pay dividends semi-annually in arrears on June 30 and December 31 of each year at the rate of six percent (6%) per annum. Such dividends will be discretionary and noncumulative;

•	provides for optional redemption under certain circumstances at the sole option of the Company; and

•

upon liquidation, dissolution, or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to holders of the Company’s capital stock of all classes, before any sums shall be paid or any assets distributed among the holders of the Common Stock, an amount of $1,000 per share, together with any declared but unpaid dividends thereon.

Additional information specific to the Series A Preferred Stock is included in a Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 24, 2013.

As of August 12, 2013, the Company and Customers continue to negotiate the final terms of the $2.0 million senior secured lending facility.

The Merger Agreement, as amended, has been unanimously approved by CMS Bancorp’s Board of Directors and the transactions contemplated by the Merger Agreement are subject to various conditions including, among other things, (i) approval of the Merger by the holders of a majority of the outstanding shares of CMS Bancorp’s common stock; (ii) the receipt of all required regulatory approvals; (iii) the non-occurrence of any event that has a material adverse effect on CMS Bancorp and its subsidiaries; and (iv) as of the closing date (before giving effect to the Merger), CMS Bancorp and its subsidiaries shall have, on a consolidated basis, nonperforming assets (as defined in the Merger Agreement) less than or equal to $12 million, as well as other conditions to closing that are customary in transactions such as the Merger. The Amendment removed the previous condition to Customers’ obligation to commence the filing of regulatory applications (i.e., the closing of the Acacia Federal Savings Bank transaction). Assuming the satisfaction of such conditions, it is currently expected that the Merger will be completed in late 2013 or early 2014. For additional information about the Merger announcement, see the Company’s Forms 8-K filed with the U.S. SEC on August 10, 2012 and April 24, 2013.

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto which are in the Company’s Annual Report for the fiscal year ended September 30, 2012, filed with the SEC on December 28, 2012.

The Company follows Financial Accounting Standards Board (“FASB”) guidance on subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance sets forth the period after the balance sheet date during which management of the reporting entity should evaluate events or transactions that occur for potential recognition in the financial statements. This guidance identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events that occurred after June 30, 2013 and through the date these consolidated financial statements were issued.

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

5. Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing the net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s employee stock ownership plan, or “ESOP”. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. 188,454 of the 196,754 stock options outstanding were anti-dilutive and therefore excluded from the computation of diluted net income per share for the three and nine month periods ended June 30, 2013. All outstanding stock options were anti-dilutive and therefore excluded from the computation of diluted net (loss) per share for the three month and nine month periods ended June 30, 2012.

6. Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended		Nine months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	64	63	192	188
Expected return on plan assets	(66)	(55)	(198)	(164)
Amortization of unrecognized loss	5	8	15	24

Total	$3	$16	$9	$48

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

The Company recorded compensation expense with respect to stock options of $10,000 and $25,000 during the three month periods ended June 30, 2013 and 2012, respectively, and $43,000 and $75,000 during the nine month periods ended June 30, 2013 and 2012, respectively. Unrecognized compensation expense associated with stock option grants as of June 30, 2013 was $141,000.

The Company recorded compensation expense with respect to restricted stock of $9,000 and $37,000 during the three month periods ended June 30, 2013 and 2012, respectively, and $45,000 and $108,000 during the nine month periods ended June 30, 2013 and 2012, respectively. Unrecognized compensation expense associated with grants of restricted stock as of June 30, 2013 was $101,000.

8. Securities

Securities available for sale as of June 30, 2013 and September 30, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013
U.S. Government Agencies:
Due after five but within ten years	$14,990	$—	$809	$14,181
Due after ten years but within fifteen years	5,000	—	259	4,741
Corporate bonds due after five years but within ten years	4,389	—	107	4,282
Municipal bonds:
Due after one but within five years	990	—	17	973
Due after five years but within ten years	2,757	35	50	2,742
Mortgage-backed securities	14,185	261	145	14,301

	$42,311	$296	$1,387	$41,220

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2012
U.S. Government Agencies:
Due after five but within ten years	$18,981	$78	$—	$19,059
Due after ten years but within fifteen years	5,000	29	—	5,029
Corporate bonds due after five years but within ten years	4,404	195	—	4,599
Municipal bonds:
Due after five years but within ten years	3,765	127	—	3,892
Mortgage-backed securities	15,409	373	—	15,782

	$47,559	$802	$—	$48,361

There were no securities with unrealized losses at September 30, 2012. The unrealized losses reported on securities at June 30, 2013 relate to four securities issued by U.S. Government Agencies, three corporate bonds, four municipal bonds and one mortgaged-backed security.

The age of unrealized losses and fair value of related securities available for sale at June 30, 2013 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2013
U.S. Government Agencies	$18,922	$1,068	$—	$—	$18,922	$1,068
Corporate bonds	4,282	107			4,282	107
Municipal bonds	2,561	67			2,561	67
Mortgage-backed securities	4,410	145	—	—	4,410	145

	$30,175	$1,387	$—	$—	$30,175	$1,387

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

There were no sales of securities available for sale during the nine month period ended June 30, 2013. During the nine months ended June 30, 2012, the Company sold available for sale securities with a carrying value of $22.7 million, and recognized a gain of $782,000 on such sales.

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

Loan balances as of June 30, 2013 and September 30, 2012 consist of the following:

	June 30, 2013	September 30, 2012
	(In thousands)
Real estate:
One-to-four-family	$90,526	$96,449
Multi-family	26,320	21,220
Non-residential	49,808	43,361
Construction	873	398
Home equity and second mortgages	8,684	10,111

	176,211	171,539
Commercial	33,987	30,618
Consumer	73	83

Total Loans	210,271	202,240
Allowance for loan losses	(830)	(967)
Net deferred loan origination fees and costs	67	189

	$209,508	$201,462

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

The following table summarizes the primary segments of the loan portfolio, including net deferred loan origination fees and costs, as of June 30, 2013 and September 30, 2012:

June 30, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Real estate:
One-to-four-family	$7,298	$83,257	$90,555
Multi-family	—	26,328	26,328
Non-residential	—	49,823	49,823
Construction	—	874	874
Home equity and second mortgages	474	8,213	8,687

	7,772	168,495	176,267
Commercial	11	33,987	33,998
Consumer	—	73	73

Total	$7,783	$202,555	$210,338

September 30, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Real estate:
One-to-four-family	$10,797	$85,742	$96,539
Multi-family	—	21,241	21,241
Non-residential	—	43,401	43,401
Construction	—	398	398
Home equity and second mortgages	619	9,502	10,121

	11,416	160,284	171,700
Commercial	15	30,631	30,646
Consumer	—	83	83

Total	$11,431	$190,998	$202,429

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2013 and September 30, 2012:

June 30, 2013	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Real estate:
One-to-four-family	$—	$—	$7,298	$7,298	$7,257
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	—	—	474	474	465

	—	—	7,772	7,772	7,722

Commercial	—	—	11	11	11
Consumer	—	—	—	—	—

Total	$—	$—	$7,783	$7,783	$7,733

September 30, 2012	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Real estate:
One-to-four-family	$1,384	$41	$9,413	$10,797	$10,730
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	108	7	511	619	605

	1,492	48	9,924	11,416	11,335
Commercial	—	—	15	15	15
Consumer	—	—	—	—	—

Total	$1,492	$48	$9,939	$11,431	$11,350

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three month periods ended June 30, 2013 and 2012:

June 30, 2013	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$8,908	$543	$—	$11	$9,461
Interest income recognized on an accrual basis on impaired loans	34	3	—	—	37
Interest income recognized on a cash basis on impaired loans	16	3	—	—	19

June 30, 2012	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$10,048	$699	$58	$9	$10,814
Interest income recognized on an accrual basis on impaired loans	41	6	—	—	47
Interest income recognized on a cash basis on impaired loans	2	1	—	—	3

The following table presents the average recorded investment in impaired loans and related interest income recognized for the nine month periods ended June 30, 2013 and 2012:

June 30, 2013	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$9,783	$580	$—	$13	$10,376
Interest income recognized on an accrual basis on impaired loans	111	9	—	—	120
Interest income recognized on a cash basis on impaired loans	27	5	—	—	32

June 30, 2012	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$8,941	$685	$66	$7	$9,699
Interest income recognized on an accrual basis on impaired loans	103	13	—	—	116
Interest income recognized on a cash basis on impaired loans	2	1	—	—	3

The following table presents the classes of the loan portfolio summarized by the aggregate Pass (including loans graded Watch) and the classified ratings of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2013 and September 30, 2012:

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate:
One-to-four-family	$86,517	$—	$4,038	$—	$90,555
Multi-family	25,570	758	—	—	26,328
Non-residential	49,823	—	—	—	49,823
Construction	874	—	—	—	874
Home equity and second mortgages	8,571	—	116	—	8,687

	171,355	758	4,154	—	176,267
Commercial	32,180	1,807	11	—	33,998
Consumer	73	—	—	—	73

Total	$203,608	$2,565	$4,165	$—	$210,338

September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate:
One-to-four-family	$88,137	$—	$8,402	$—	$96,539
Multi-family	20,475	766	—	—	21,241
Non-residential	43,401	—	—	—	43,401
Construction	398	—	—	—	398
Home equity and second mortgages	9,786	—	335	—	10,121

	162,197	766	8,737	—	171,700
Commercial	28,761	1,870	15	—	30,646
Consumer	83	—	—	—	83

Total	$191,041	$2,636	$8,752	$—	$202,429

Management further monitors the performance and credit quality of the loan portfolio by analyzing the delinquency aging of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2013 and September 30, 2012:

June 30, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)
Real estate:
One-to-four-family	$85,716	$—	$998	$—	$3,841	$4,839	$90,555
Multi-family	26,328	—	—	—	—	—	26,328
Non-residential	49,823	—	—	—	—	—	49,823
Construction	874	—	—	—	—	—	874
Home equity and second mortgages	8,576	20	—	—	91	111	8,687

	171,317	20	998	—	3,932	4,950	176,267
Commercial	33,125	9	864	—	—	873	33,998
Consumer	73	—	—	—	—	—	73

Total	$204,515	$29	$1,862	$—	$3,932	$5,823	$210,338

September 30, 2012	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)
Real estate:
One-to-four-family	$87,715	$1,889	$867	$—	$6,068	$8,824	$96,539
Multi-family	21,241	—	—	—	—	—	21,241
Non-residential	43,401	—	—	—	—	—	43,401
Construction	398	—	—	—	—	—	398
Home equity and second mortgages	9,992	—	—	—	129	129	10,121

	162,747	1,889	867	—	6,197	8,953	171,700
Commercial	30,646	—	—	—	—	—	30,646
Consumer	75	8	—	—	—	8	83

Total	$193,468	$1,897	$867	$—	$6,197	$8,961	$202,429

The Company was not committed to lend additional funds on nonaccrual loans at June 30, 2013.

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2013 and September 30, 2012:

June 30, 2013	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)
Real estate:
One-to-four-family	$234	$234	$—
Multi-family	44	44	—
Non-residential	349	349	—
Construction	5	5	—
Home equity and second mortgages	97	97	—

	729	729	—
Commercial	100	100	—
Consumer	1	1	—

Total	$830	$830	$—

September 30, 2012	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)
Real estate:
One-to-four-family	$625	$584	$41
Multi-family	35	35	—
Non-residential	67	67	—
Construction	3	3	—
Home equity and second mortgages	71	64	7

	801	753	48
Commercial	164	164	—
Consumer	2	2	—

Total	$967	$919	$48

The following table summarizes activity in the primary segments of the ALLL for the three month periods ended June 30, 2013 and 2012:

June 30, 2013	Balance March 31, 2013	Charge- offs	Recoveries	Provision	Balance June 30, 2013
	(In thousands)

Real estate:
One-to-four-family	$244	$(13)	$4	$(1)	$234
Multi-family	49	—	—	(5)	44
Non-residential	358	—	—	(9)	349
Construction	7	—	—	(2)	5
Home equity and second mortgages	85	—	—	12	97

	743	(13)	4	(5)	729

Commercial	76	—	—	24	100
Consumer	2	(7)	—	6	1

Total	$821	$(20)	$4	$25	$830

June 30, 2012	Balance March 31, 2012	Charge- offs	Recoveries	Provision	Balance June 30, 2012
	(In thousands)

Real estate:
One-to-four-family	$732	$(482)	$—	$558	$808
Multi-family	30	—	—	(15)	15
Non-residential	119	—	—	(28)	91
Construction	4	—	—	(4)	—
Home equity and second mortgages	43	(260)	—	255	38

	928	(742)	—	766	952

Commercial	612	(19)	—	(496)	97
Consumer	5	(4)	—	5	6

Total	$1,545	$(765)	$—	$275	$1,055

The following table summarizes activity in the primary segments of the ALLL for the nine month periods ended June 30, 2013 and 2012:

June 30, 2013	Balance September 30, 2012	Charge- offs	Recoveries	Provision	Balance June 30, 2013
	(In thousands)

Real estate:
One-to-four-family	$625	$(527)	$4	$132	$234
Multi-family	35	—	—	9	44
Non-residential	67	—	—	282	349
Construction	3	—	—	2	5
Home equity and second mortgages	71	—	—	26	97

	801	(527)	4	451	729

Commercial	164	—	—	(64)	100
Consumer	2	(7)	—	6	1

Total	$967	$(534)	$4	$393	$830

June 30, 2012	Balance September 30, 2011	Charge- offs	Recoveries	Provision	Balance June 30, 2012
	(In thousands)

Real estate:
One-to-four-family	$583	$(502)	$—	$727	$808
Multi-family	29	—	—	(14)	15
Non-residential	92	—	—	(1)	91
Construction	3	—	—	(3)	—
Home equity and second mortgages	31	(260)	—	267	38

	738	(762)	—	976	952

Commercial	459	(19)	—	(343)	97
Consumer	3	(4)	—	7	6

Total	$1,200	$(785)	$—	$640	$1,055

Effective October 1, 2011, the Company adopted Accounting Standards Update (ASU) No. 2011-02, which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions that would otherwise not be granted to a borrower experiencing or expected to experience financial difficulties in order to maximize the ultimate recovery of a loan. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. In evaluating whether a restructuring constitutes a TDR, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. In conjunction with the Bank’s adoption of ASU No. 2011-02, it determined that no loans were TDRs other than those previously considered as such. The table below summarizes TDRs during the three month and nine month periods ended June 30, 2013 and 2012, respectively. The concessions granted on these loans consisted of interest rate reductions.

The following table summarizes the TDRs during the three month and nine month periods ended June 30, 2013 and 2012:

	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
Three Months Ended June 30, 2013	(Dollars in thousands)
One-to-four-family	1	$308	$381

Three Months Ended June 30, 2012
One-to-four-family	3	$490	$525

	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
Nine months Ended June 30, 2013	(Dollars in thousands)
One-to-four-family	3	$821	$902

Nine months Ended June 30, 2012
One-to-four-family	5	$1,711	$1,771
Commercial	1	72	72

A default on a troubled debt restructured loan for purposes of disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three month and nine month periods ended June 30, 2013 and 2012, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at June 30, 2013 and September 30, 2012 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2013
Securities available for sale:
U.S. Government Agencies	$18,922	$—	$18,922	$—
Corporate bonds	4,282	—	4,282	—
Municipal bonds	3,715	—	3,715	—
Mortgage-backed securities	14,301	—	14,301	—

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2012
Securities available for sale:
U.S. Government Agencies	$24,088	$—	$24,088	$—
Corporate bonds	4,599	—	4,599	—
Municipal bonds	3,892	—	3,892	—
Mortgage-backed securities	15,782	—	15,782	—

For financial assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy at June 30, 2013 and September 30, 2012 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
June 30, 2013
Impaired loans	$1,716	$—	$—	$1,716
Other real estate owned

September 30, 2012
Impaired loans	$1,444	$—	$—	$1,444

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

(Dollars in thousands)
Impaired loans	Fair value estimate	Valuation techniques	Unobservable input	Range	Weighted average

June 30, 2013	$1,716	Discounted cash flows (1)	Liquidation expenses (2)	-1.04% to -10.78%	-7.12%

September 30, 2012	$1,444	Discounted cash flows (1)	Liquidation expenses (2)	-1.46% to -6.47%	-3.24%

(1)	Fair value is generally determined through discounted cash flows or independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Includes estimated liquidation expenses.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 2013 and September 30, 2012:

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

Other real estate owned. The fair value of OREO is determined using appraisals, which may be discounted based on management’s review and changes in market conditions (Level 3 Inputs). All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice (“USPAP”). Appraisals are certified to the Bank and performed by appraisers on the Bank’s approved list of appraisers. Evaluations are completed by a person independent of management. The content of the appraisal depends on the complexity of the property. Appraisals are completed on a “retail value” and an “as is value”.

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

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at June 30, 2013 or September 30, 2012.

The carrying amounts and estimated fair values of financial instruments at June 30, 2013 are summarized as follows:

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
June 30, 2013	(In thousands)
Financial assets:
Cash and cash equivalents	$4,243	$4,243	$4,243	$—	$—
Securities available-for-sale	41,220	41,220	—	41,220	—
Loans receivable	209,508	228,820	—	—	228,820
Other real estate owned	518	518	—	—	518
Accrued interest receivable	1,056	1,056	1,056	—	—
Financial liabilities:
Deposits	215,417	216,741	132,769	83,972	—
FHLB-NY advances	20,949	22,026	—	22,026	—
Accrued interest payable	94	94	94	—	—

The carrying amounts and estimated fair values of financial instruments at September 30, 2012 are summarized as follows:

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2012	(In thousands)
Financial assets:
Cash and cash equivalents	$1,841	$1,841	$1,841	$—	$—
Securities available-for-sale	48,361	48,361	—	48,361	—
Loans held for sale	2,426	2,426	—	2,426
Loans receivable	201,462	228,507	—	—	228,507
Accrued interest receivable	1,006	1,006	1,006	—	—
Financial liabilities:
Deposits	203,516	205,054	116,905	88,149	—
FHLB-NY advances	37,130	38,366	—	38,366	—
Accrued interest payable	93	93	93	—	—

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

11. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB is carried at cost as of June 30, 2013 and September 30, 2012. Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB, and (4) the liquidity position of the FHLB. Management believes no impairment charge related to the FHLB stock was necessary as of June 30, 2013 or September 30, 2012.

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

•	our ability to retain our executive officers and other key personnel;

•	competition in our primary market area;

•	risk of noncompliance with laws and regulations, including changes in laws and regulations to which we are subject;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents;

•	the low trading volume in our stock;

•	developments affecting the financial markets, including the actual and threatened downgrade of U.S. government securities; and

•	risks related to use of technology and cybersecurity.

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

Other key terms agreed to by the Company and Customers under the Amendment include: (a) a right for the Company to terminate the Merger Agreement, as amended, exercisable at any time after May 20, 2013, if either (i) Customers has not made the contemplated investment in the Company of $1.5 million of Company Preferred Stock, or (ii) Customers and the Company have not agreed upon the terms of the $2.0 million senior secured lending facility that Customers shall make available to the Company; and (b) an agreement by Customers to pay the Company a termination fee of $1.0 million in the event the Merger Agreement, as amended, is terminated under certain provisions primarily relating to failure to consummate the Parent Merger due to non-receipt of required government approvals. Also pursuant to the Amendment, Customers reimbursed the Company for $300,000 of merger-related expenses

On May 22, 2013, the Company and Customers consummated the contemplated investment in the Company by Customers of $1.5 million of Company’s Preferred Stock, whereby the Company issued and sold 1,500 shares of Series A Preferred Stock to Customers. See the discussion in Part II, Item 2 below for additional information about the unregistered sale of equity securities.

As of August 12, 2013, the Company and Customers continue to negotiate the final terms of the $2.0 million senior secured lending facility.

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

Of particular significance to federal savings associations (as applicable to the Bank prior to June 29, 2012) and savings and loan holding companies such as the Company is that, as a result of regulatory restructuring implementing the Dodd-Frank Act, both the Company and Bank transitioned from the consolidated supervision and regulation jurisdiction of the Office of Thrift Supervision (“OTS”) to the jurisdiction of their current new and separate primary federal regulators for federal savings associations and their holding companies on July 21, 2011. The Bank then subsequently transitioned to the primary state supervision and regulation of the New York State Department of Financial Services (“NYSDFS”) as well as the Federal Deposit Insurance Corporation as the Bank’s federal safety and soundness regulator. For a discussion of the regulation of savings and loan holding companies and New York state-chartered savings banks, as impacted by the Dodd-Frank Act, see the Company’s Annual Report on Form 10-K filed with the SEC on December 28, 2012.

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

Comparison of Financial Condition at June 30, 2013 to September 30, 2012

Total assets decreased by $2.2 million, or 0.8%, to $262.5 million at June 30, 2013 from $264.7 million at September 30, 2012. Increases in loan balances and decreases in advances from the FHLB were funded from calls and repayments of securities, increases in deposits and the sale of $1.5 million of preferred stock to Customers Bank under the Merger Agreement.

Loans receivable were $209.5 million and $201.5 million at June 30, 2013 and September 30, 2012, respectively, representing an increase of $8.0 million, or 4.0%. The increase in loans resulted principally from increases in multi-family, non-residential and commercial loans, net of a decrease in one-to-four-family loans.

While there have been improvements in recent quarters, the banking industry as a whole saw increases in loan delinquencies and defaults in recent years. As of June 30, 2013 and September 30, 2012, the Bank had $3.9 million and $6.2 million of non-performing loans, respectively, substantially all of which were in process of foreclosure or were troubled debt restructurings and have been placed on non-accrual status. At June 30, 2013 and September 30, 2012, the Bank had $7.8 million and $11.4 million of loans classified as impaired. At June 30, 2013, none of these impaired loans required specific loss allowances. At September 30, 2012, $1.5 million of impaired loans required specific loss allowances of $48,000. The impaired loans were primarily the result of continued difficult general economic conditions, increased unemployment and continued declines in the local real estate market. As of June 30, 2013 and September 30, 2012, the allowance for loan losses was 0.39% and 0.48% of loans outstanding, respectively. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. The specific allowance for loans individually evaluated for impairment was none at June 30, 2013 compared to $48,000 at September 30, 2012. The allowance for loans collectively evaluated for impairment was $830,000 at June 30, 2013 compared to $919,000 at September 30, 2012. The decrease of $137,000 was the result of changes in the size and mix of the loan portfolio as well as changes in the allowance allocation percentages applied to the loan categories, net of the charge off of $527,000 in the nine month period ended June 30, 2013. The allowance allocation, or loss percentages are based on one to five year historical charge offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the Federal Deposit Insurance Corporation Uniform Bank Performance Report (“UBPR”) loss experience for the Bank’s Peer Group. As a result of changes in the mix and volume of the loan portfolio, weak economic conditions, unemployment, declines in real estate values in the Bank’s primary market area, and lower commercial real estate cash flows, $393,000 and $640,000 was provided for loan losses in the nine month periods ended June 30, 2013 and 2012, respectively.

Deposits increased by $11.9 million, or 5.8%, from $203.5 million as of September 30, 2012 to $215.4 million as of June 30, 2013. The Bank participates in the Certificate of Deposit Account Registry Service, or “CDARS” network. Increases in retail demand deposits of $2.1 million and an increase in CDARS deposits of $9.8 million accounted for the majority of the change. Increases in retail demand deposits resulted from the continued emphasis on developing commercial deposit relationships and local market conditions. Under the CDARS network, the Bank can transfer deposits into the network (a one way sell transaction), request that the network deposit funds at the Bank (a one way buy transaction), or deposit funds into the network and receive an equal amount of deposits from the network (a reciprocal transfer). The network provides the Bank with an investment vehicle in the case of a one way sell, a liquidity or funding source in the case of a one way buy and the ability to access additional FDIC insurance for customers in the case of a reciprocal transfer. The Bank had $9.8 million and none, respectively, of CDARS deposits as of June 30, 2013 and September 30, 2012 and otherwise had no brokered deposits as of June 30, 2013 and September 30, 2012.

Borrowings from FHLB declined from $37.1 million at September 30, 2012 to $20.9 million at June 30, 2013. The $11.9 million decline was funded primarily from increases CDARS and retail deposits.

Stockholders’ equity increased by $1.2 million from September 30, 2012 to June 30, 2013 as a result of preferred stock sold to Customers, net income of $802,000 and additions to equity resulting from accounting for stock-based compensation and the Company’s ESOP, net of the other comprehensive loss of $1.1 million. The other comprehensive loss in the nine months ended June 30, 2013 resulted primarily from unrealized losses on available for sale securities due to changes in market interest rates.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General. The Company recorded net income of $501,000 for the three months ended June 30, 2013, compared to a net loss of $150,000 for the three months ended June 30, 2012. In the three months ended June 30, 2013, the Company also recorded $10,000 of preferred dividends, leaving net income attributable to common stockholders of $491,000. The change was primarily due to higher net interest income ($2.3 million in the three months ended June 30, 2013 compared to $2.1 million in the three months ended June 30, 2012), and lower non-interest expenses ($1.7 million in the three months ended June 30, 2013 compared to $2.4 million in the three months ended June 30, 2012), and the lower provision for loan losses ($25,000 in the three months ended June 30, 2013 compared to $275,000 in the three months ended June 30, 2012). A $243,000 gain on sale of securities in the three months ended June 30, 2012 did not recur in the three months ended June 30, 2013. Non-interest expense in the three months ended June 30, 2012 included $222,000 of aggregate costs of the charter conversion and penalty assessed on early repayment of borrowings which did not recur in the three months ended June 30, 2013, and in the three months ended June 30, 2013, the Company recorded the $300,000 reimbursement of prior merger related costs from Customers Bank.

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

	Three Months Ended June 30,
	2013			2012
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$207,727	$2,620	5.05%	$187,945	$2,504	5.33%
Securities(2)	43,103	196	1.82%	53,866	259	1.93%
Other interest-earning assets(3)	3,453	20	2.32%	4,773	20	1.68%

Total interest-earning assets	254,283	2,836	4.46%	246,584	2,783	4.51%

Non interest-earning assets	6,158			6,929

Total assets	$260,441			$253,513

Interest-bearing liabilities:
Demand deposits	$50,246	37	0.29%	$34,843	42	0.48%
Savings and club accounts	42,248	27	0.26%	41,891	30	0.29%
Certificates of deposit	94,773	300	1.27%	110,669	411	1.49%
Borrowed money(4)	22,996	191	3.32%	20,722	189	3.65%

Total interest-bearing liabilities	210,263	555	1.06%	208,125	672	1.29%

Non interest-bearing deposits	26,604			22,516
Other liabilities	866			1,174

Total liabilities	237,733			231,815
Total stockholders’ equity	22,708			21,698

Total liabilities and stockholders’ equity	$260,441			$253,513

Interest rate spread		$2,281	3.40%		$2,111	3.22%

Net interest-earning assets/net interest margin	$44,020		3.59%	$38,459		3.42%

Ratio of interest-earning assets to interest-bearing liabilities		1.21x			1.18x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $2.8 million for the three months ended June 30, 2013, was $53,000 higher than interest income for the three months ended June 30, 2012. The increase in interest income was primarily due to an increase of $116,000 in interest from loans, net of a $63,000 decrease in interest from investments.

Interest income from loans increased by $116,000 in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase was due to a $19.8 million, or 10.5%, increase in the average balance of loans to $207.7 million in the three months ended June 30, 2013 from $183.7 million in the three months ended June 30, 2012, net of a 28 basis point decrease in the average interest rate earned on those loans. The increase in average loan balances includes loans in the multi-family, non-residential real estate and commercial loan categories, net of a decrease in one-to-four-family loans. The decrease in the average yield resulted principally from lower market interest rates. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. Higher loan volume increased interest income by $253,000 while the effective lower interest rates decreased interest income by $137,000.

Interest income from securities decreased by $63,000 in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Interest income from securities declined by $50,000 as a result of lower average balances in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and declined by $13,000 as a result of lower yields on the securities portfolio. Average balances were lower in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as the repayments of securities and calls were used to fund loan growth. The lower yields in the three months ended June 30, 2013 compared to June 30, 2012 resulted from lower market interest rates. Other interest-earning assets consist of cash equivalents, FHLB stock and loans originated for resale. Interest on these assets was unchanged in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Overall declines in interest rates reduced the average interest rate on interest-earning assets from 4.51% in the quarter ended June 30, 2012 to 4.46% in the quarter ended June 30, 2013. Of the $53,000 increase in interest income in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, higher average balances of interest-earning assets caused an increase of $197,000 in interest income, while lower interest rates caused a decrease in interest income of $144,000.

Interest Expense. Interest expense declined by $117,000, or 17.4%, to $555,000 in the three months ended June 30, 2013 compared to $672,000 in the three months ended June 30, 2012 principally due to lower average balances of certificates of deposit and lower interest rates paid on those deposits.

Interest expense on certificates of deposit decreased by $111,000 in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as a result of the impact of lower average balances and lower interest rates in the 2013 period. The average balance of certificates of deposit decreased by $15.9 million to $94.8 million in the three months ended June 30, 2013 compared to $110.7 million for the three months ended June 30, 2012. The decrease in average balances in the 2013 period was the result of decreases in retail, CDARS and brokered deposits. The interest rate on certificates of deposit was 1.27% in the three months ended June 30, 2013 compared to 1.49% in the three months ended June 30, 2012 as a result of lower market interest rates on retail deposits and the early repayment of a $5 million long-term brokered certificate of deposit.

In June 2012, the Company prepaid $4.8 million of 3.54% brokered certificates of deposit which were scheduled to mature in 2026. In prepaying this deposit, the Company wrote off the remaining broker premium of $133,000.

This refinancing, and overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.29% in the quarter ended June 30, 2012 to 1.06% in the quarter ended June 30, 2013. Of the $117,000 decrease in interest expense in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, declines in interest rates reduced interest expense by $97,000, while changes in volume and mix of interest-bearing liabilities caused a decrease in interest expense of $20,000.

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

	Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$253	$(137)	$116
Securities	(50)	(13)	(63)
Other interest-earning assets	(6)	6	—

Total interest-earning assets	197	(144)	53

Interest-bearing liabilities:
Demand deposits	15	(20)	(5)
Savings and club accounts	—	(3)	(3)
Certificates of deposit	(55)	(56)	(111)
Borrowed money	20	(18)	2

Total interest-bearing liabilities	(20)	(97)	(117)

Net interest income	$217	$(47)	$170

Net Interest Income. Net interest income increased $170,000, or 8.1%, to $2.3 million for the three months ended June 30, 2013 compared to $1.8 million in the three months ended June 30, 2012. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, changes in the mix of interest-bearing liabilities, and lower interest rates on those liabilities.

Provision for Loan Losses. The allowance for loan losses was $830,000, or 0.39% of gross loans outstanding, at June 30, 2013 compared to $967,000 or 0.48% of gross loans outstanding at September 30, 2012. During the three month periods ended June 30, 2013 and 2012, the Company charged $25,000 and $275,000, respectively, to expense to provide for loan losses, and wrote off $20,000 and $765,000 loans against the allowance, respectively. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of June 30, 2013 and September 30, 2012, the Bank had $3.9 million and $6.2 million of non-performing loans, substantially all of which were in process of foreclosure or were troubled debt restructurings and have been placed on non-accrual status. At June 30, 2013 and September 30, 2012, the Bank had $7.8 million and $11.4 million of loans classified as impaired. At June 30, 2013, none of these impaired loans required specific loss allowances. At September 30, 2012, $1.5 million of impaired loans required specific loss allowances of $48,000. The impaired loans were primarily the result of continued difficult general economic conditions, increased unemployment and continued declines in the local real estate market.

There were $20,000 of loans charged off and $4,000 of recoveries in the three month period ended June 30, 2013. There were no recoveries and $765,000 of loans were charged off in the three month period ended June 30, 2012. The weak economy nationally as well as in our primary market area has contributed to the loss experience of the Bank. As a result of changes in the expected recovery of non-performing loans and in the mix and volume of the loan portfolio, weak economic conditions, unemployment, declines in real estate values in the Bank’s primary market area, and lower commercial real estate cash flows, $25,000 and $275,000 was provided for loan losses in the three month periods ended June 30, 2013 and 2012, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $98,000 in the three months ended June 30, 2013 was lower than the $327,000 in the comparable 2012 period primarily as a result of gains on sale of securities of $243,000 in the three months ended June 30, 2012 which did not recur in the 2013 period.

Non-interest Expenses. Non-interest expenses decreased by $716,000, for the three months ended June 30, 2013, compared to the prior year period. Non-interest expense in the three months ended June 30, 2012 included in aggregate $222,000 of costs of the charter conversion and penalty assessed on early repayment of borrowings which did not recur in the three months ended June 30, 2013.

Professional fees in the three months ended June 30, 2013 include the reimbursement of 300,000 of prior merger related costs from Customers Bank. Aside from these three items, non-interest expense declined by $194,000 in the three months ended June 30, 2013 compared to the prior period primarily as a result of lower employee headcount, lower pension and lower stock based compensation costs in the three months ended June 30, 2013 compared to the 2012 period.

Income Tax Expense / Benefit. The income tax expense was $180,000 in the three months ended June 30, 2013 compared to a benefit of $76,000 in the comparable 2012 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended June 30, 2013 and 2012 was different than the statutory rate as a result of certain non-taxable income and expense items, including non-taxable merger related costs and reimbursements.

Comparison of Operating Results for the Nine Months Ended June 30, 2013 and 2012

General. The Company recorded net income of $802,000 for the nine months ended June 30, 2013, compared to a net loss of $390,000 for the nine months ended June 30, 2012. The change was primarily due to higher net interest income ($6.8 million in the nine months ended June 30, 2013 compared to $6.0 million in the nine months ended June 30, 2012), and lower non-interest expenses ($5.6 million in the three months ended June 30, 2013 compared to $7.0 million in the three months ended June 30, 2012) and a $782,000 gain on sale of securities in the nine months ended June 30, 2012 which did not recur in the nine months ended June 30, 2013. Non-interest expense in the nine months ended June 30, 2012 included $795,000 in aggregate costs resulting from the charter conversion and penalty assessed on early repayment of borrowings which did not recur in the nine months ended June 30, 2013, and in the three months ended June 30, 2013, the Company recorded the $300,000 reimbursement of prior merger related costs from Customers Bank.

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

	Nine Months Ended June 30,
	2013			2012
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$206,377	$7,792	5.03%	$183,675	$7,599	5.52%
Securities(2)	45,968	647	1.88%	54,965	739	1.79%
Other interest-earning assets(3)	3,981	69	2.31%	8,502	82	1.29%

Total interest-earning assets	256,326	8,508	4.43%	247,142	8,420	4.54%

Non interest-earning assets	6,146			6,663

Total assets	$262,472			$253,805

Interest-bearing liabilities:
Demand deposits	$48,554	129	0.35%	$32,510	135	0.55%
Savings and club accounts	42,127	78	0.25%	41,395	110	0.35%
Certificates of deposit	92,670	903	1.30%	107,863	1,262	1.56%
Borrowed money(4)	28,448	595	2.79%	28,056	889	4.22%

Total interest-bearing liabilities	211,799	1,705	1.07%	209,824	2,396	1.52%

Non interest-bearing deposits	27,741			20,946
Other liabilities	713			1,174

Total liabilities	240,253			231,944
Total stockholders’ equity	22,218			21,861

Total liabilities and stockholders’ equity	$262,471			$253,805

Interest rate spread		$6,803	3.36%		$6,024	3.02%

Net interest-earning assets/net interest margin	$44,527		3.54%	$37,318		3.25%

Ratio of interest-earning assets to interest-bearing liabilities		1.21x			1.18x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $8.5 million for the nine months ended June 30, 2013, was $88,000 higher than interest income for the nine months ended June 30, 2012. The increase in interest income was primarily due to an increase of $193,000 in interest from loans, net of a decrease in interest from investments and other interest-earning assets of $105,000.

Interest income from loans increased by $193,000 in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. The increase was due to a $22.7 million, or 12.4%, increase in the average balance of loans to $206.4 million in the nine months ended June 30, 2013 from $183.7 million in the nine months ended June 30, 2012, net of a 48 basis point decline in the average interest rate on loans. The increase in average loan balances includes loans in the one-to-four-family, multi-family, non-residential real estate and commercial loan categories, net of a decrease in one-to-four-family loans. The decrease in the average yield resulted principally from lower market interest rates. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. Higher loan volume increased interest income by $898,000 while the effective lower interest rates decreased interest income by $705,000.

Interest income from securities declined by $92,000 in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. Interest income from securities declined by $127,000 as a result of lower average balances in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 and rose by $35,000 as a result of higher yields on the securities portfolio. Average balances were lower in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 as the proceeds of security sales and calls were partially used to fund loan growth. The higher yields in the nine months ended June 30, 2013 compared to June 30, 2012 resulted from reinvesting the proceeds of security sales and calls in securities with slightly longer maturities. Other interest-earning assets consist of cash equivalents, FHLB-NY stock and loans originated for resale. Interest on these assets declined by $13,000 in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.

Overall declines in interest rates reduced the average interest rate on interest-earning assets from 4.54% in the nine months ended June 30, 2012 to 4.43% in the nine months ended June 30, 2013. Of the $88,000 increase in interest income in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012, higher average balances of interest-earning assets caused an increase of $713,000 in interest income, while lower interest rates caused a decrease in interest income of $625,000.

Interest Expense. Interest expense declined by $691,000, or 28.8%, to $1.7 million in the nine months ended June 30, 2013 compared to $2.4 million in the nine months ended June 30, 2012 principally as a result of lower interest expense on certificates of deposit and borrowings.

Interest expense on certificates of deposit declined by $359,000 in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 as a result of the impact of lower average balances and lower interest rates in the 2013 period. The average balance of certificates of deposit declined by $15.2 million to $92.7 million in the nine months ended June 30, 2013 compared to $107.9 million for the nine months ended June 30, 2012. The decrease in average balances in the 2013 period was the result of decreases in CDARS and brokered deposits. The interest rate on certificates of deposit was 1.30% in the nine months ended June 30, 2013 compared to 1.56% in the nine months ended June 30, 2012 as a result of lower market interest rates on retail deposits and the early repayment of a $5 million long-term brokered certificate of deposit.

In February 2012, the Company prepaid $20.0 million of FHLB debt which was scheduled to mature in August 2012. In prepaying this debt, the Company paid a prepayment penalty of $481,000 and estimated that this prepayment and financing was accretive to earnings for the fiscal year ending September 30, 2012 and thereafter. In June 2012, the Company prepaid $4.8 million of 3.54% brokered certificates of deposit which were scheduled to mature in 2026. In prepaying this deposit, the Company wrote off the remaining broker premium of $133,000.

This prepayment of the borrowing from FHLB, along with refinancing at lower short-term rates, reduced the average interest rate on borrowed money from 4.22% to 2.79% in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012, reducing interest expense on borrowed money, including mortgage escrow funds by $306,000.

This refinancing, and overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.52% in the quarter ended June 30, 2012 to 1.07% in the quarter ended June 30, 2013. Of the $691,000 decrease in interest expense in the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012, declines in interest rates reduced interest expense by $593,000, while changes in volume and mix of interest-bearing liabilities caused a decrease in interest expense of $98,000.

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

	Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$898	$(705)	$193
Securities	(127)	35	(92)
Other interest-earning assets	(58)	45	(13)

Total interest-earning assets	713	(625)	88

Interest-bearing liabilities:
Demand deposits	53	(59)	(6)
Savings and club accounts	2	(34)	(32)
Certificates of deposit	(164)	(195)	(359)
Borrowed money	12	(306)	(294)

Total interest-bearing liabilities	(98)	(593)	(691)

Net interest income	$811	$(32)	$779

Net Interest Income. Net interest income increased $779,000, or 12.9%, to $6.8 million for the nine months ended June 30, 2013 compared to $6.0 million in the nine months ended June 30, 2012. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, changes in the mix of interest-bearing liabilities, and lower interest rates on those liabilities.

Provision for Loan Losses. The allowance for loan losses was $830,000, or 0.39% of gross loans outstanding, at June 30, 2013 compared to $967,000 or 0.48% of gross loans outstanding at September 30, 2012. During the nine month periods ended June 30, 2013 and 2012, the Company charged $393,000 and $640,000, respectively, to expense to provide for loan losses, and wrote off $534,000 and $785,000 loans against the allowance, respectively. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. As of June 30, 2013 and September 30, 2012, the Bank had $3.9 million and $6.2 million of non-performing loans, substantially all of which were in process of foreclosure or were troubled debt restructurings and have been placed on non-accrual status. At June 30, 2013 and September 30, 2012, the Bank had $7.8 million and $11.4 million of loans classified as impaired. At June 30, 2013, none of these impaired loans required specific loss allowances. At September 30, 2012, $1.5 million of impaired loans required specific loss allowances of $48,000. The impaired loans were primarily the result of continued difficult general economic conditions, increased unemployment and continued declines in the local real estate market.

There were $534,000 of loans charged off and $4,000 of recoveries in the nine month period ended June 30, 2013. There were no recoveries and $785,000 of loans were charged off in the nine month period ended June 30, 2012. The weak economy nationally as well as in our primary market area has contributed to the loss experience of the Bank. As a result of changes in the expected recovery of non-performing loans and in the mix and volume of the loan portfolio, weak economic conditions, unemployment, declines in real estate values in the Bank’s primary market area, and lower commercial real estate cash flows, $393,000 and $640,000 was provided for loan losses in the nine month periods ended June 30, 2013 and 2012, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $363,000 in the nine months ended June 30, 2013 was lower than the $1.0 million in the comparable 2012 period primarily as a result of $782,000 of gains on the sale of securities in the nine months ended June 30, 2012 which did not recur in the 2013 period, offset in part by higher gains on sale of loans due to higher volume in the nine months ended June 30, 2013.

Non-interest Expenses. Non-interest expenses decreased by $1.4 million for the nine months ended June 30, 2013, compared to the prior year period. Non-interest expense in the nine months ended June 30, 2012 included $795,000 in aggregate costs resulting from the charter conversion and penalty assessed on early repayment of borrowings which did not recur in the three months ended June 30, 2013. Professional fees in the nine months ended June 30, 2013 include the reimbursement of $300,000 of prior merger related costs from Customers. Aside from these three items, non-interest expense declined by $338,000 in the three months ended June 30, 2013 compared to the prior period primarily as a result of lower employee headcount, lower pension and lower stock based compensation costs in the nine months ended June 30, 2013 compared to the 2012 period.

Income Tax Expense / Benefit. The income tax expense was $365,000 in the three months ended June 30, 2013 compared to a benefit of $210,000 in the comparable 2012 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended June 30, 2013 and 2012 was different than the statutory rate as a result of certain non-taxable income and expense items, including non taxable merger related costs and reimbursements.

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

The table below sets forth the latest available estimated changes in net interest income, as of March 31, 2013, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
300	$9,436	$(304)	-3.1%
200	9,551	(189)	-1.9%
100	9,663	(77)	-0.8%
0	9,740	—	—
-100	9,533	(207)	-2.1%

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

The Company’s primary sources of funds are retail deposits, the CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds, available-for-sale securities or cash equivalents and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and draw upon existing borrowing agreements with the FHLB and the Federal Reserve which provide an additional source of funds. At June 30, 2013 and September 30, 2012, the Company had $20.9 million and $37.1 million of advances from the FHLB, respectively, and CDARS deposits of $9.8 million and none, respectively and had no brokered certificates of deposit as of either date.

In the nine months ended June 30, 2013, net cash provided by operating activities was $7.4 million compared to net cash provided by operating activities of $3.1 million in the same period in 2012. In the nine months ended June 30, 2013 and 2012, the net income (loss) included non-cash expenses (consisting of depreciation, amortization, provision for loan losses, deferred taxes and stock-based compensation) of $1.1 million and $1.5 million, respectively. Net activity from loans originated for sale provided $2.4 million and $2.2 million of cash in the nine months ended June 30, 2013 and 2012, respectively.

In the nine months ended June 30, 2013 and 2012, investing activities used $3.1 million and $11.0 million of cash, respectively. In the nine months ended June 30, 2013 and 2012, net securities transactions provided $5.1 million and $6.5 million of cash, respectively. Net changes in loans used $9.0 million and $17.3 million of cash in the nine months ended June 30, 2013 and 2012, respectively.

Net cash used by financing activities was $1.9 million in the nine months ended June 30, 2013 compared to net cash provided by financing activities of $5.5 million in the nine months ended June 30, 2012. In the nine months ended June 30, 2013, repayment of FHLB-NY advances used $16.2 million of cash and changes in deposit balances provided $11.9 million of cash, compared to $11.7 million and $16.4 million in the 2012 period, respectively. In the nine months ended June 30, 2013 the Company sold $1.5 million of preferred stock to Customers Bancorp.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2013, the Company had cash and cash equivalents of $4.2 million and available for sale securities of $41.2 million. At June 30, 2013, the Company had outstanding commitments to originate loans of $1.9 million and $10.5 million of undisbursed funds from approved lines of credit, homeowners’ equity lines of credit, and secured commercial lines of credit. Retail certificates of deposit scheduled to mature in one year or less at June 30, 2013, totaled $33.1 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

The Company’s overall credit exposure at the FHLB, including borrowings under the Overnight Advance line of credit and other term borrowings cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loans and securities pledged as collateral.

The following table sets forth the Bank’s capital position at June 30, 2013, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)

Total capital (to risk-weighted assets)	$22,552	12.74%	≥$	14,157	≥	8.00%	≥$	17,696	≥	10.00%
Core (Tier 1) capital (to risk-weighted assets)	21,722	12.28		N/A		N/A	≥	10,618	≥	6.00
Core (Tier 1) capital (to total adjusted assets)	21,722	8.27	≥	10,512	≥	4.00	≥	13,140	≥	5.00
Tangible capital (to total adjusted assets)	21,722	8.27	≥	3,942	≥	1.50		N/A		N/A

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

Part II: Other Information

Item 1A. Risk Factors

Except as described below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2012.

The pending Merger and related transactions involving the Company and Bank with Customers Bancorp and Customers Bank are not certain to occur. Failure to comply with terms of the Merger Agreement, as amended, in the interim prior to closing of the Merger could adversely affect our business. If the Merger and related transactions do not occur, our business, results of operations and our stock price could be materially adversely affected.

Effective as of April 22, 2013, the Company entered into an Amendment to Agreement and Plan of Merger (“Amendment”) to that certain Agreement and Plan of Merger dated as of August 10, 2012 by and between CMS Bancorp, Inc. and Customers Bancorp, Inc. (“Merger Agreement”), whereby through a series of transactions, CMS Bancorp will be merged into Customers and CMS will be merged into Customers’ wholly-owned bank subsidiary, Customers Bank (the “Merger”). Upon completion of the Merger, Customers is to acquire all outstanding shares of CMS Bancorp’s common stock in exchange for shares of Customers’ common stock based on an exchange ratio to be determined using a valuation date prior to the closing of the transaction. Any fractional shares that result due to this exchange of shares will be paid in cash.

The Amendment extended from April 30, 2013 to December 31, 2013 the initial date at which, if the merger of the Company with and into Customers pursuant to the Merger Agreement, as amended, has not closed, either the Company or Customers may terminate the Agreement, subject to the termination date being extended until March 31, 2014 under certain specified circumstances. The Amendment also updated the definitions of “CMS Valuation” and “Customers Valuation,” establishing the valuation date for book value as of March 31, 2013. The exchange ratio will remain fixed for the pendency of the transaction, using the multiples of 0.95x for CMS common equity, and 1.25x for Customers common equity for purposes of calculating the exchange ratio.

Other key terms agreed to by the Company and Customers under the Amendment include: (a) a right for the Company to terminate the Merger Agreement, as amended, exercisable at any time after May 20, 2013, if either (i) Customers has not made the contemplated investment in the Company of $1.5 million of Company’s Preferred Stock, or (ii) Customers and the Company have not agreed upon the terms of the $2.0 million senior secured lending facility that Customers shall make available to the Company; and (b) an agreement by Customers to pay the Company a termination fee of $1.0 million in the event the Merger Agreement, as amended, is terminated under certain provisions primarily relating to failure to consummate the Parent Merger due to non-receipt of required government approvals. Also pursuant to the Amendment, Customers reimbursed the Company for $300,000 of merger-related expenses.

The Merger Agreement, as amended, has been unanimously approved by the Company’s Board of Directors and the transactions contemplated by the Merger Agreement are subject to various conditions including, among other things, (i) approval of the Merger by the holders of a majority of the outstanding shares of the Company’s common stock; (ii) the receipt of all required regulatory approvals; (iii) the non-occurrence of any event that has a material adverse effect on the Company and its subsidiaries; and (iv) as of the closing date (before giving effect to the Merger), the Company and its subsidiaries shall have, on a consolidated basis, nonperforming assets (as defined in the Merger Agreement) less than or equal to $12 million, as well as other conditions to closing that are customary in transactions such as the Merger. The Amendment removed the previous provision in the Merger Agreement regarding the closing of the Acacia Federal Savings Bank transaction as a pre-condition to Customers’ obligation to commence the filing of regulatory applications.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger and/or related transactions will become effective. If the Merger and related transactions do not become effective because conditions to closing are not satisfied, or because one of the parties, or all of the parties mutually, terminate the Merger Agreement, as amended, the following adverse effects are possible: (i) the Company’s stockholders will not receive the Customers’ common stock in exchange for Company common stock which Customers has agreed to pay based on an exchange ratio; (ii) the Company’s stock price could decline; (iii) the Company’s business could be adversely affected; (iv) the Company will have incurred significant transaction costs related to negotiating and working towards the Merger; and (v) under certain circumstances, the Company could have to pay Customers a termination fee of up to $1,000,000. For additional information about the Merger announcement, see the Company’s Forms 8-K filed with the SEC on August 10, 2012 and April 24, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 22, 2013, the Company and Customers consummated a transaction whereby the Company issued and sold 1,500 shares of Series A Preferred Stock to Customers pursuant to the terms of an Amendment to the Merger Agreement. The issuance price was $1,000.00 per share, for an aggregate purchase price of $1,500,000, less a 3% discount. The shares of Series A Preferred Stock sold to Customers were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D, as promulgated by the SEC.

On May 21, 2013, the Company filed a Certificate of Designations (“Certificate”) with the Secretary of State of the State of Delaware establishing the designations, powers, preferences, limitations, restrictions, and relative rights of the Series A Preferred Stock. In accordance with the Certificate, among other terms, the Series A Preferred Stock:

•	consists of 1,500 authorized shares with a par value of $0.01 per share and an original issuance price of $1,000 per share;

•	is designated as “Series A Noncumulative Perpetual Preferred Stock”;

•	is nonvoting and holders shall not have any conversion rights;

•

ranks, with respect to rights on dividends, distributions, liquidation, dissolution and winding up, senior to all classes of the Company’s common stock, $0.01 par value per share, and junior to all the Company’s indebtedness and other non-equity claims on the Company;

•

when and if declared by the Board of Directors of the Company, may pay dividends semi-annually in arrears on June 30 and December 31 of each year at the rate of six percent (6%) per annum. Such dividends will be discretionary and noncumulative;

•	provides for optional redemption under certain circumstances at the sole option of the Company; and

•

upon liquidation, dissolution, or winding up of the Company, the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to holders of the Company’s capital stock of all classes, before any sums shall be paid or any assets distributed among the holders of the Common Stock, an amount of $1,000 per share, together with any declared but unpaid dividends thereon.

Additional information specific to the Series A Preferred Stock is included in a Form 8-K filed with the SEC on May 24, 2013.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (1)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (2)

3.3	Certificate of Designations for the Series A Noncumulative Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on May 21, 2013 (4)

3.4	Bylaws of CMS Bancorp, Inc. (1)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (1)

4.2	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (3)

4.3	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (3)

4.4	Form of Stock Certificate for Series A Noncumulative Perpetual Preferred Stock (4)

10.1	Amendment to Agreement and Plan of Merger, dated as of April 22, 2013 (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101	Interactive data files: (i) Consolidated Statements of Financial Condition as of June 30, 2013 and September 30, 2012 (unaudited), (ii) Consolidated Statements of Operations for the Three Months Ended June 30, 2013 and 2012 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2013 and 2012 (unaudited), (iv) Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.**

*	Included herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 30, 2007.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on May 24, 2013.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on April 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMS Bancorp, Inc.

Date: August 12, 2013	/s/ JOHN RITACCO
John E. Ritacco
President and Chief Executive Officer

Date: August 12, 2013	/s/ STEPHEN DOWD
Stephen E. Dowd
Chief Financial Officer