Form 10-K
period 2013-09-30
CMS Bancorp, Inc.
filed 2013-12-23
CIK 1350072

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of March 31, 2013 was $9.7 million.

As of December 23, 2013, the registrant had 1,862,803 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s 2013 Annual Report to stockholders are incorporated by reference into Part II.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	risks relating to the pending Merger Agreement with Customers Bancorp, Inc. and collecting the termination fee owed to CMS;

•	changes in interest rates;

•	our allowance for loan losses may not be sufficient to cover actual loan losses;

•	the risk of loss associated with our loan portfolio;

•	lower demand for loans;

•	changes in our asset quality;

•	other-than-temporary impairment charges for investments;

•	the soundness of other financial institutions;

•	changes in liquidity;

•	changes in the real estate market or local economy;

•	operational challenges or increased costs we may experience in the course of full transition to our new regulators as a result of the complete transfer of the OTS’s functions under the Dodd-Frank Act and the subsequent conversion of CMS Bank’s charter to that of a New York state-chartered savings bank;

•	our ability to retain our executive officers and other key personnel;

•	competition in our primary market area;

•	risk of noncompliance with laws and regulations, including changes in laws and regulations to which we are subject;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents;

•	the low trading volume in our stock;

•	recent developments affecting the financial markets, including the actual and threatened downgrade of U.S. government securities; and

•	risks related to use of technology and cybersecurity.

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

Unless otherwise indicated, the information presented in this Annual Report on Form 10-K represents the consolidated activity of CMS Bancorp and the Bank for the fiscal year ended September 30, 2013.

At September 30, 2013, total assets were $258.3 million, deposits were $212.3 million and total stockholders’ equity was $22.7 million.

Pending Merger Agreement with Customers Bancorp

On December 20, 2013, the Company announced its decision to not further extend the termination date of a previously announced Agreement and Plan of Merger dated as of August 10, 2012 by and between the Company and Customers Bancorp, Inc. (“Customers”), as amended effective as of April 22, 2013 (“Merger Agreement”). The Merger Agreement had called for a termination date by December 31, 2013 if the contemplated merger of the Company and Customers is not completed by that time. Customers would have had a right to extend the termination date to a later date of March 31, 2014 if certain conditions were satisfied, including that Customers shall have made all regulatory filings that are required to obtain regulatory approval for the purchase of the Company and CMS by December 31, 2013. To date, this condition has not been satisfied and it is our understanding that Customers will not satisfy this condition. As the Company had informed Customers, the decision of the Company’s Board of Directors to not further extend the Merger Agreement beyond the December 31, 2013 termination date was due to delays in the receipt of regulatory approvals by Customers to purchase the Company and CMS. Due to the continued delay and uncertainty in the timing of receipt of regulatory approvals by Customers, the Company determined that not further extending the Merger Agreement, which allows the Merger Agreement to be terminated, is in the Company’s best interest.

On December 20, 2013, Customers issued its own press release announcing termination of the Merger Agreement. The press release contained a misstatement that the Merger Agreement had been terminated by mutual consent of the parties, thereby releasing Customers of its obligation to pay a termination fee to the Company that the parties had specifically agreed to if the merger cannot close due to Customers’ failure to receive the required regulatory approvals.

The Company did not waive its right to the termination fee, nor did it agree to any terms of termination with Customers, and views Customers’ attempt to evade its obligation to pay the termination fee as being an intentional breach of the Merger Agreement and demonstrates an absence of good faith. Customers did not have, nor does it currently have, any unilateral right to terminate the Merger Agreement. The Company will proceed to terminate the Merger Agreement in its normal course on December 31, 2013, pursuant to the terms of the Merger Agreement. Customers’ public misstatements about termination of the Merger Agreement prior to December 31, 2013 by mutual consent, and its non-liability for the $1,000,000 termination fee owed to the Company, are not only false and misleading, but also will constitute an intentional breach of the Merger Agreement if Customers does not pay the termination fee within the timeframe specified in the Merger Agreement, in which case the Company may need to initiate litigation to enforce payment by Customers of the termination fee. While the Company believes it will succeed on the merits to collect the termination fee from Customers, litigation is subject to inherent risk, and therefore, the Company’s success as the outcome of litigation cannot be guaranteed. For additional discussion about this risk factor, see Item 1A. Risk Factors of this Annual Report on Form 10-K.

Business Strategy

The mission of CMS Bancorp is to operate and grow CMS as a profitable community-oriented financial institution serving primarily individual customers and small businesses through retail operations in our market area. To achieve this mission, CMS’s overall growth strategy is generally to:

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

The Westchester market area is characterized by a thriving, vibrant and affluent suburban economy. Based on data provided by the U.S. Bureau of Economic Analysis as of 2010, Westchester continues to be one of the state’s wealthiest counties, with a population of approximately 950,000 and an estimated per capita personal income of $73,159. Westchester County is the headquarters location of numerous large and small businesses, including household names like Pepsico, Inc. and IBM Corporation. Continuing economic conditions including but not limited to unemployment and declines in home values, however, have had a negative impact on the local economy, and have had a negative financial impact on CMS.

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

Loan Portfolio Composition. CMS has a long-standing commitment of originating residential loans and, in recent years, multi-family, non-residential and commercial loans. In late 2008, CMS began to sell a large portion of its one-to-four family loan originations to the secondary market. In the fiscal years ended September 30, 2013 and 2012, CMS originated $8.1 million and $8.6 million, respectively, of loans for resale. At September 30, 2013, CMS had total loans of $208.9 million, of which $90.2 million, or 43.2%, were one-to-four-family residential mortgages. Of the one-to-four-family residential mortgage loans outstanding at September 30, 2013, 88.4% were fixed-rate loans and 11.6% were adjustable-rate mortgage loans. CMS’s residential loan origination activity is primarily concentrated in Westchester County, New York. At September 30, 2013, 75.7% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in Westchester County, 14.3% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in Putnam, Rockland, Dutchess and the Bronx counties of New York and 10.0% of the dollar amount of its residential loan portfolio consisted of loans secured by property located in other counties in New York and outside of the state of New York.

CMS also originates multi-family, non-residential, construction, home equity and second mortgage and commercial loans both within and outside of Westchester County, New York. At September 30, 2013, CMS had $118.6 million, or 56.8% of total loans, in these loan categories, including commercial loans comprising $33.1 million, or 15.8% of total loans.

The following table sets forth the composition of CMS’s mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.

	At September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
One-to-four-family	$90,177	43.2%	$96,449	47.7%	$101,064	56.3%	$123,116	68.6%	$135,580	80.2%
Multi-family	25,771	12.3%	21,220	10.5%	14,283	8.0%	9,124	5.1%	4,021	2.4%
Non-residential	50,655	24.3%	43,361	21.4%	30,674	17.1%	22,259	12.4%	10,170	6.0%
Construction	935	0.4%	398	0.2%	309	0.2%	796	0.4%	667	0.4%
Home equity and second mortgages	8,169	3.9%	10,111	5.0%	10,905	6.0%	9,454	5.3%	9,245	5.5%

Total real estate loans	175,707	84.1%	171,539	84.8%	157,235	87.6%	164,749	91.8%	159,683	94.5%

Commercial loans	33,089	15.9%	30,618	15.2%	22,207	12.4%	14,255	8.0%	8,985	5.3%

Consumer	103	0.0%	83	0.0%	90	0.0%	386	0.2%	333	0.2%

Total loans	208,899	100.0%	202,240	100.0%	179,532	100.0%	179,390	100.0%	169,001	100.0%

Allowance for loan losses	(923)		(967)		(1,200)		(1,114)		(749)
Net deferred origination costs and fees	20		189		464		790		1,041

Total loans receivable, net	$207,996		$201,462		$178,796		$179,066		$169,293

Loan Maturity. The following tables present the contractual maturity of CMS’s loans, the aggregate dollar amounts of the loans, and whether these loans had fixed or adjustable interest rates at September 30, 2013. The table does not include the effect of prepayments or scheduled principal amortization.

	At September 30, 2013
	One-to four- family	Multi- family	Non- residential	Commercial	Home Equity and second mortgages	Construction and Consumer	Total
	(Dollars in thousands)
Amount due:
One year or less	$68	$280	$1,077	$3,568	$—	$1,012	$6,005

More than one year to three years	625	—	4,153	388	—	5	5,171
More than three years to five years	1,485	369	—	4,054	25	21	5,594
More than five years to ten years	5,873	11,460	30,402	9,408	—	—	57,143
More than ten years to twenty years	21,140	7,068	9,020	11,505	4,873	—	53,606
More than twenty years	60,986	6,594	6,003	4,166	3,271	—	81,020

Total due after one year	90,109	25,491	49,578	29,521	8,169	26	202,894

Total due:	$90,177	$25,771	$50,655	$33,089	$8,169	$1,038	208,899

Allowance for loan losses							(923)
Net deferred origination costs and fees							20

Loans receivable, net							$207,996

Amount due after one year:
Fixed rate	$79,675	$7,240	$14,577	$14,511	$2,051	$26	$118,080
Adjustable rate	$10,434	$18,251	$35,001	$15,010	$6,118	$—	$84,814

The following table presents CMS’s loan originations, purchases, sales and principal repayments for the periods indicated.

	For the Year Ended September 30,
	2013	2012
	(Dollars in thousands)
Loans receivable, gross at beginning of period	$202,240	$179,832

Originations by type:
One-to-four-family	19,074	22,807
Multi-family	5,485	9,320
Non-residential	12,017	14,531
Commercial	2,697	9,690
Home equity net increase (decrease) and other	(1,942)	(822)

	37,331	55,526
Principal repayments and net charge-offs	(30,672)	(32,818)

Loans receivable, gross at end of period	$208,899	$202,240

Loans held for sale at beginning of period	$2,426	$2,200
Originations of one-to-four-family	8,050	8,575
Loans sold	(10,139)	(8,349)

Loans held for sale at end of period	$337	$2,426

Residential Mortgage Lending. CMS had historically emphasized the origination of mortgage loans secured by one-to-four-family properties that serve as the primary residence of the owner. In late 2008, CMS began to sell or refer a large portion of its one-to-four-family loan originations to the secondary market, which resulted in realized gains of $267,000 and $183,000 in the fiscal years ended September 30, 2013 and 2012, respectively. In the years ended September 30, 2013 and 2012, CMS originated $8.1 million and $8.6 million of loans for resale. As of September 30, 2013, loans on one-to-four-family residential properties accounted for $90.2 million, or 43.2%, of CMS’s total loan portfolio. Of residential mortgage loan balances outstanding on that date, 88.4% were fixed rate loans and 11.6% were adjustable-rate loans.

Most of CMS’s loan originations are from existing or past customers, members of its local communities or referrals from local real estate agents, attorneys, brokers and builders. CMS believes that its retail banking offices and on-line mortgage application service are a significant source of new loan generation.

CMS’s mortgage loan originations are generally for terms of 15 to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty. Conventional residential mortgage loans granted by CMS customarily contain “due-on-sale” clauses, which permit CMS to accelerate the indebtedness of the loan upon transfer of ownership of the mortgage property.

CMS offers conventional mortgage loans for terms of up to 30 years using standard documents. CMS generally lends up to a maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties of 80% of the lesser of the appraised value or purchase price of the property, unless mortgage insurance is provided.

CMS also offers adjustable-rate mortgage loans with a maximum term of 30 years. Adjustable-rate loans offered by CMS include loans that provide for an interest rate based on the interest paid on U.S. Treasury securities or other indices, plus a margin. At times, CMS offers adjustable-rate loans with initial rates below those that would prevail under the foregoing computations, based upon its determination of market factors and competitive rates for adjustable-rate loans in its market area. Borrowers of adjustable-rate loans are qualified at the fully indexed rate at the time of origination.

CMS’s adjustable-rate mortgages include limits on increases or decreases in the interest rate of the loan. The interest rate generally may increase or decrease by a maximum percentage adjustment with a ceiling rate over the life of the loan. The retention of adjustable-rate mortgage loans in CMS’s loan portfolio helps reduce exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

Multi-family Loans. CMS actively seeks opportunities to make loans secured by real estate improved with multi-family (five or more units) buildings. These loans are structured with repayment terms of up to 30 years. Interest rates are generally reset every five years during the term of the loan based on an established index and spread. Multi-family loans represented 12.3% of total loans at September 30, 2013.

Construction Loans. CMS offers short-term construction loans to well-established builders for projects that are substantially preleased or presold, where a takeout commitment is in place through CMS or another lender. For these types of loans, CMS generally obtains the personal guarantee of the builder. Construction real estate loans represented 0.4% of total loans at September 30, 2013.

Home Equity Loans and Lines of Credit. CMS offers home equity loans and lines of credit that are generally secured by the borrower’s primary residence. CMS’s home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity loans and lines of credit are offered with terms up to 25 years. CMS’s home equity loans and home equity lines of credit are originated with either fixed or adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten under the same criteria that CMS uses to underwrite one-to-four-family loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing mortgage loan. At the time that CMS closes a home equity loan or line of credit, it records a mortgage to perfect its security interest in the underlying collateral. At September 30, 2013, the outstanding balances of home equity loans and lines of credit totaled $8.2 million, or 3.9% of its loan portfolio. Of these loans, $6.1 million had adjustable rates of interest and $2.1 million were at fixed interest rates.

Non-Residential Real Estate Loans. In underwriting non-residential real estate loans, consideration is given to the property’s historic and projected future cash flow, current and projected occupancy, location and physical condition. At September 30, 2013, CMS’s non-residential real estate loan portfolio totaled $50.7 million, or 24.3% of total loans. The non-residential real estate portfolio consists of loans that are collateralized by properties in CMS’s normal lending area. CMS lends up to a maximum loan-to-value ratio of 80% on commercial properties and usually requires the net operating income generated by the property to cover the debt service by a minimum of 1.2 times.

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

Commercial Loans. In addition to non-residential real estate loans, CMS also engages in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At September 30, 2013, CMS’s commercial loan portfolio totaled $33.1 million or 15.9% of its loan portfolio.

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

Consumer Loans. CMS offers a variety of consumer loans to meet customer demand and the needs of the community and to increase the yield on its loan portfolio. At September 30, 2013, the consumer loan portfolio totaled $103,000 of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. CMS expects that installment consumer loans will continue to account for the major portion of its consumer lending volume.

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

Loan Approval Procedures and Authority. CMS’s lending policies provide that the general maximum mortgage amount is 90% of the CMS’s legal lending limit ($5.7 million for loans not secured by readily marketable collateral as of September 30, 2013), subject to a higher amount with the approval of the full board of directors. Once CMS receives a completed application, depending upon the size of the requested loan and its conformity with CMS’s lending policy, each qualifying application is presented to the Senior Lending Officer and the President and Chief Executive Officer; the Loan Committee (which consists of CMS directors and officers); or the Board of Directors for approval.

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

At September 30, 2013, the Company had loans in the amount of $8.0 million or 3.8% of total loans that were considered to be impaired. Interest income recorded on impaired loans during the year ended September 30, 2013 was $177,000 and had all such loans been performing in accordance with their original terms, additional interest income of $180,000 would have been recognized.

Delinquent Loans and Foreclosures. When a borrower fails to make required payments on a loan, CMS takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, CMS’s mortgage servicer is responsible for collection procedures pursuant to timetables that are in conformity with industry guidelines, including those of the Federal National Mortgage Association, Federal Housing Association, and Veterans’ Administration and applicable laws and regulations. CMS encourages borrowers who are delinquent to utilize the loss mitigation counseling services provided by the servicer. When a borrower has suffered some type of financial hardship that has caused them to become delinquent, CMS offers various workout options to assist the borrower in bringing the loan current. It has been CMS’s experience that the application of these procedures results in most loan delinquencies being cured with minimal expense or loss.

In situations where a borrower fails to bring a loan current or enter into an acceptable remediation plan, the loan will be recommended for foreclosure when it becomes 90 days past due. The Senior Lending Officer will review this recommendation and, if in concurrence, will send the loan to CMS’s Loan Committee for approval to proceed with the foreclosure action. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, CMS either sells the real property securing the loan at the foreclosure sale or sells the property as soon as practical thereafter. In the event a deficiency balance remains after the sale of the foreclosed property, CMS will seek collection of the deficiency balance. The collection procedures for consumer, commercial, and other loans, excluding student loans, follow similar guidelines. If collection activity is unsuccessful after 120 days, CMS may charge-off the loan and/or refer the matter to its legal counsel for further collection effort. Loans deemed uncollectable are proposed for charge-off. All loan charge-offs regardless of amount are approved by the Senior Lending Officer or the President. Charge-offs in excess of $2,500 must be approved by a second officer and reported to the Loan Committee at its next scheduled meeting. The collection procedures for guaranteed student loans follow those specified by federal and state guidelines.

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

	At September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans:
Residential mortgage loans, including home equity	$3,824	$6,068	$3,809	$2,447	$1,667
Home equity and second mortgage	72	129	406	—	—
Commercial loans	873	—	72	—	—
Consumer loans	—	—	19	—	—

	4,769	6,197	4,306	2,447	1,667

Loans past due 90 days or more but still accruing:
Residential mortgage loans	—	—	—	523	—
Consumer loans	—	—	6	—	—
Student loans	—	—	—	2	4

	—	—	6	525	4

Total non-performing loans	$4,769	$6,197	$4,312	$2,972	$1,671

CMS stops accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. CMS designates loans on which it stops accruing income as non-accrual loans and it reverses outstanding interest that it previously credited. CMS may recognize income in the period that CMS collects it, when the ultimate collectibility of principal is no longer in doubt. CMS returns a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Loans which are not impaired are collectively evaluated for reserve purposes. CMS had loans totaling $5.2 million and $8.8 million at September 30, 2013 and 2012, respectively, which were classified as substandard.

Foreclosed real estate consists of property acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. While CMS has had to place loans in the process of foreclosure, CMS had no foreclosed real estate during the fiscal years ended September 30, 2013 or 2012. During the year ended September 30, 2013 CMS accepted a deed in lieu of foreclosure on one property which was sold and allowed short sales on two other properties which had been in foreclosure.

Allowance for Loan Losses. The following table sets forth activity in CMS’s allowance for loan losses and other ratios at the dates indicated.

	For the Years Ended September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period:	$967	$1,200	$1,114	$749	$516

Charge-offs:
One-to-four-family	562	810	—	—	—
Commercial	—	50	—	—	—
Home equity	—	260	—	—	—
Consumer	7	4	—	3	—

Total	569	1,124	—	3	—

Recoveries:
One-to-four-family	82	—	—	—	—
Consumer	—	—	—	2	3

Total	82	—	—	2	3

Net (charge-offs)/recoveries	(487)	(1,124)	—	(1)	3

Provisions charged to operations	443	891	86	366	230

Balance at end of period	$923	$967	$1,200	$1,114	$749

Average loans outstanding	$206,957	$187,835	$178,102	$174,634	$177,239

Ratio of net charge-offs during the period to average loans outstanding during the period	0.24%	0.60%	0.00%	0.00%	0.00%

The allowance for loan losses is a valuation account that reflects CMS’s evaluation of the losses inherent in its loan portfolio. CMS maintains the allowance through provisions for loan losses that it charges to income. CMS charges losses on loans against the allowance for loan losses when it believes that the collection of loan principal is unlikely. During the year ended September 30, 2013, $569,000 of loans were charged off against the allowance for loan losses, $82,000 of previously written off loans were recovered and $443,000 was added to the allowance for loan losses through a provision charged to operations.

The allowance for loan losses was $923,000, or 0.44%, of gross loans outstanding, at September 30, 2013 compared to $967 million, or 0.48% of gross loans outstanding, at September 30, 2012. The level of the allowance for loan losses is based on estimates and ultimate losses may vary from these estimates. Management reviews the level of the allowance for loan losses on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. Management regularly evaluates various risk factors related to the loan portfolio, such as type of loan, underlying collateral and payment status, and the corresponding allowance allocation percentages. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. The specific allowance for loans individually evaluated for impairment was none at September 30, 2013, compared to $48,000 at September 30, 2012. The allowance for loans collectively evaluated for impairment was $923,000 at September 30, 2013 compared to $919,000 at September 30, 2012. The change was the result of changes in the size and mix of the loan portfolio as well as changes in the allowance allocation percentages applied to the loan categories. The allowance allocation, or loss percentages are based on one to five year historical charge offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the Federal Deposit Insurance Corporation Uniform Bank Performance Report (“UBPR”) loss experience for the Bank’s Peer Group. As of September 30, 2013 and 2012, CMS had $4.8 million and $6.2 million of non-performing loans, respectively, substantially all of which are in process of foreclosure and are considered impaired and have been placed on non-accrual status. At September 30, 2013 and 2012, the Bank had $8.0 million and $11.4 million of loans classified as impaired. At September 30, 2013, none of these impaired loans required specific loss allowances. At September 30, 2012, $1.5 million of impaired loans required specific loss allowances of $48,000. The remaining $9.9 million of impaired loans did not require specific loss allowances. The impaired loans were primarily the result of continued difficult general economic conditions, increased unemployment and continued declines in the local real estate market.

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

	At September 30,
	2013			2012			2011
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four-family	$225	$90,177	43.2%	$625	$96,449	47.7%	$583	$101,064	56.3%
Multi-family	48	25,771	12.3%	35	21,220	10.5%	29	14,283	8.0%
Non-Residential	374	50,655	24.3%	67	43,361	21.4%	92	30,674	17.1%
Construction	7	935	0.4%	3	398	0.2%	3	309	0.2%
Equity & Second	82	8,169	3.9%	71	10,111	5.0%	31	10,905	6.0%

	736	175,707	84.1%	801	171,539	84.8%	738	157,235	87.6%
Commercial	187	33,089	15.9%	164	30,618	15.2%	459	22,207	12.4%
Consumer	—	103	—%	2	83	—%	3	90	—%

Total	$923	$208,899	100.0%	$967	$202,240	100.0%	$1,200	$179,592	100.0%

	At September 30,
	2010			2009
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four-family	$604	$123,116	68.6%	$545	$135,580	80.2%
Multi-family	9	9,124	5.1%	3	4,021	2.4%
Non-Residential	52	22,259	12.4%	22	10,170	6.0%
Construction	21	796	0.4%	8	667	0.4%
Equity & Second	53	9,454	5.3%	125	9,245	5.5%

	739	164,749	91.8%	703	159,683	94.5%
Commercial	364	14,255	8.0%	36	8,985	5.3%
Consumer	11	386	0.2%	10	333	0.2%

Total	$1,114	$179,390	100.0%	$749	$169,001	100.0%

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

Securities Portfolio. CMS classifies securities as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. At September 30, 2013, CMS did not have any held to maturity securities and available for sale investments totaled $40.4 million, or 15.7%, of CMS’s total assets. During the fiscal year ended September 30, 2013, CMS did not purchase any available for sale securities and received proceeds of $5.9 million from the repayment of available for sale securities. The balance of securities consisted of other interest earning deposits and Federal Home Loan Bank of New York (“FHLB-NY”) stock.

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

	At September 30,
	2013		2012		2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities:
Government National Mortgage Corporation	$—	—%	$—	—%	$4,469	6.9%
Federal Home Loan Mortgage Corporation	7,317	17.4%	8,662	17.0%	4,049	6.2%
Small Business Administration	6,244	14.9%	7,120	14.0%	10,602	16.2%
U.S. Government Agencies	18,826	44.9%	24,088	47.3%	35,674	54.7%
Corporate bonds	4,306	10.3%	4,599	9.0	3,805	5.8%
Municipal bonds	3,727	8.9%	3,892	7.7	1,163	1.8%

Total securities available for sale	40,420	96.4%	48,361	95.0%	59,762	91.6%

Other interest-earning assets:
Federal Home Loan Bank of New York stock	1,262	3.0%	2,032	4.0%	1,904	2.9%
Interest-earning deposits	258	0.6%	501	1.0%	3,587	5.5%

Total other interest-earning assets	1,520	3.6%	2,533	5.0%	5,491	8.4%

Total	$41,940	100.0%	$50,894	100.0%	$65,253	100.0%

Securities Portfolio Maturities. The following table sets forth the scheduled maturities and weighted average yields for CMS’s available for sale investment securities at September 30, 2013. Actual maturities could differ. At September 30, 2013 there were no securities with maturities of less than one year.

	After One Year Through Five Years	% of Total	Weighted Average Yield	After Five Years Through Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
Securities available for sale
U.S. Government Agencies	$—	—	—	$14,230	35.2%	2.3%	$4,596	11.4%	3.0%	$18,826	46.6%	2.4%
Corporate bonds	—	—	—	4,306	10.7%	2.8%	—	—	—	4,306	10.7%	2.8%
Municipal bonds	980	2.4%	1.5%	—	—	—	2,747	6.8%	2.6%	3,727	9.2%	2.3%
Mortgage Backed securities:
Small Business Administration	—	—	—	1,211	3.0%	2.0%	5,033	12.4%	1.0%	6,244	15.4%	1.2%
Federal Home Loan Mortgage Corporation	—	—	—	—	—	—	7,317	18.1%	2.4%	7,317	18.1%	2.4%

Total	$980	2.4%	1.5%	$19,747	48.9%	2.2%	$19,693	48.7%	2.2%	$40,420	100.0%	2.3%

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

When CMS determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 57.4% of total deposits as of September 30, 2013. Also at September 30, 2013, time deposits with remaining terms to maturity of less than one year amounted to $38.9 million.

Deposit Distribution Weighted Average. The following table presents the distribution of CMS’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At September 30,
	2013			2012			2011
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$28,488	13.4%	0.00%	$27,749	13.6%	0.00%	$17,183	8.8%	0.00%
Interest bearing	50,275	23.7%	0.30%	47,365	23.3%	0.39%	29,395	15.1%	0.71%

	78,763	37.1%	0.19%	75,114	36.9%	0.24%	46,578	23.9%	0.45%
Savings and club	43,050	20.3%	0.25%	41,791	20.5%	0.25%	40,284	20.7%	0.40%
Certificates of deposit	90,499	42.6%	1.37%	86,611	42.6%	1.41%	107,880	55.4%	1.57%

Total deposits	$212,312	100.0%	0.71%	$203,516	100.0%	0.83%	$194,742	100.0%	1.06%

Time Deposit Maturities. At September 30, 2013, CMS had $38.6 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$3,142
Over three months through 12 months	10,896
Over 12 months	24,567

Total	$38,605

Time Deposit Balances by Rates. The following table presents, by interest rate ranges, information concerning CMS’s time deposit accounts outstanding as of September 30, 2013.

	At September 30, 2013
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total
	(Dollars in thousands)
1.00% and under	$36,638	$3,464	$297	$222	$40,621	44.9%
1.01% to 2.00%	1,528	1,412	15,931	7,977	26,848	29.7%
2.01% to 3.00%	725	2,559	11,683	7,781	22,748	25.1%
3.01% to 4.00%	—	—	—	—	—	—%
4.01% to 5.00%	240	17	25	—	282	0.3%

Total	$39,131	$7,452	$27,936	$15,980	$90,499	100.0%

Borrowings. CMS currently borrows funds from the Federal Home Loan Bank of New York, or FHLB-NY, to finance its lending and investing activities, and may continue to borrow funds in the future. We are a member of the FHLB-NY and have the ability to borrow on an overnight or term basis. CMS’s overall credit exposure at the FHLB-NY cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loan and securities pledged as collateral. Borrowings from the FHLB-NY as of September 30, 2013 were as follows:

Amount
(Dollars in thousands)
Short term advances, maturing in less than one year, with interest at 0.38%	$4,560
One year advance, maturing February 28, 2014, with interest payable monthly at 0.27%	1,250
Seven year advance, maturing December 29, 2014, with interest payable quarterly at 3.56%	5,000
Seven year fixed rate advance with interest at 5.57%, payable in monthly installments of principal and interest of $57,000 with a balloon payment of $8,925,000 on August 8, 2014	9,079

Total	$19,889

Employees

At September 30, 2013, CMS Bancorp and CMS had 39 full-time and 4 part-time employees. None of CMS Bancorp’s or CMS’s employees is represented by a collective bargaining agreement. Management believes that it enjoys excellent relations with its personnel.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

All financial institutions, including CMS Bancorp and CMS, continue to experience the impact of major reform legislation, known as the Dodd-Frank Act, that was signed into law by the President on July 21, 2010. The Dodd-Frank Act continues to impact the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. Many of the provisions of the Dodd-Frank Act affecting CMS Bancorp and CMS have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act.

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

The primary business of CMS Bancorp is to operate its wholly-owned banking subsidiary, CMS. The following discussion is intended to provide a summary of the material statutes and regulations applicable to savings and loan holding companies and New York state-chartered savings banks with activity and size profiles that are similar to those of the Company and the Bank, respectively, as they are to be administered and enforced by the applicable federal and state regulators, and does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of New York State-Chartered Savings Banks

General – Primary Regulation by the NYSDFS and FDIC. As a New York state-chartered savings bank, CMS is subject to regulation, examination and supervision by the NYSDFS, as the Bank’s state regulator, as well as the FDIC, as the Bank’s primary federal regulator (for state nonmember banks) and as insurer of deposits placed at CMS. As such, CMS is required to file reports with, and otherwise comply with, the rules and regulations of the NYSDFS administered pursuant to the New York Banking Law, and the rules and regulations of the FDIC applicable to all insured depository institutions and state nonmember banks.

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

Lending and Investment Authority. In general, CMS’s lending and investment powers are derived under the New York Banking Law and the NYSDFS’s implementing rules and regulations. Under these laws and regulations, CMS may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies), certain types of corporate equity securities, and certain other assets. The lending powers of New York State-chartered savings banks and commercial banks are generally not subject to percentage-of-assets or capital limitations like laws applicable to federal savings associations, although limits applicable to loans to individual borrowers remain. See the discussion on “—Loans-to-One-Borrower Limitations” below.

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

As of September 30, 2013, CMS held 89.3% of its portfolio assets in qualified thrift investments and had more than 85.0% of its portfolio assets in qualified thrift investments for each of the 12 months ending September 30, 2013. Therefore, CMS qualified, and continues to qualify, as a qualified thrift lender under the QTL test.

If CMS fails to remain a QTL, CMS Bancorp must register with the Federal Reserve as a bank holding company (versus remaining a savings and loan holding company) and be treated as such.

Loans-to-One-Borrower Limitations. Under the New York Banking Law, with specified exceptions, CMS’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed 15% of CMS’s capital stock, surplus fund and undivided profits. CMS may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. CMS currently complies with these loans-to-one-borrower limitations. At September 30, 2013, CMS’s largest aggregate amount of loans to one borrower was $4,833,000.

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

In early 2013, the Consumer Financial Protection Bureau, or CFPB, issued eight final rules concerning the regulation of mortgage markets in the U.S. pursuant to the Dodd-Frank Act. The rules amend several existing regulations, including Regulation Z (Truth in Lending), X (Real Estate Settlement Procedures Act), and B (Home Mortgage Disclosure).

With respect to the Regulation Z amendments, the current regulation prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer’s ability to repay the loan. The final rule implements provisions of the Dodd-Frank Act which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establish certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements a provision of the Dodd-Frank Act which limits prepayment penalties. In addition, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This final rule is anticipated to become effective on January 10, 2014.

The CFPB also issued a final rule that amends Regulation Z to implement statutory changes made by the Dodd-Frank Act that lengthen the time for which a mandatory escrow account established for a higher-priced mortgage loan must be maintained. The rule also exempts certain transactions from the statute’s escrow requirement. The primary exemption applies to mortgage transactions extended by creditors that operate predominantly in rural or underserved areas, together with their affiliates originate a limited number of first-lien covered transactions, have assets below a certain threshold, and together with their affiliates do not maintain escrow accounts on extensions of consumer credit secured by real property or a dwelling that are currently serviced by the creditors or their affiliates (subject to certain exceptions). This rule became effective on June 1, 2013.

The CFPB also issued a final rule amending Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (“HOEPA”), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement. The final rule also amends Regulation Z and Regulation X by imposing certain other requirements related to homeownership counseling, including a requirement that consumers receive information about homeownership counseling providers. This final rule is anticipated to become effective on January 10, 2014.

The CFPB also issued a joint final rule with the federal banking agencies to amend Regulation Z by implementing new appraisal provisions in the Truth in Lending Act that were added by the Dodd-Frank Act. The rule requires creditors to obtain a full interior appraisal by a certified or licensed appraiser for non-exempt “higher-risk mortgage loans” (“HPMLs”). HPMLs are mortgages with an annual percentage rates that exceed the average prime offer rate by a specified percentage. The rule also requires a second such appraisal at the creditor’s expense for certain properties held for less than 180 days. Exemptions include qualified mortgages, reverse mortgages, bridge loans, construction loans and certain manufactured homes. In addition, the rule requires creditors to provide the consumer a copy of all written appraisals performed in connection with the HPML at least 3 days prior to closing. This final rule is anticipated to become effective on January 18, 2014.

The CFPB also issued a final rule amending Regulation Z to implement requirements and restrictions imposed by the Dodd-Frank Act concerning loan originator compensation; qualifications of, and registration or licensing of loan originators; compliance procedures for depository institutions; mandatory arbitration; and the financing of single-premium credit insurance. The final rule revises or provides additional commentary on Regulation Z’s restrictions on loan originator compensation, including application of these restrictions to prohibitions on dual compensation and compensation based on a term of a transaction or a proxy for a term of a transaction, and to recordkeeping requirements. The final rule also establishes tests for when loan originators can be compensated through certain profits-based compensation arrangements. A provision of the final rule prohibiting mandatory arbitration clauses and waivers of certain consumer rights became effective on June 1, 2013. All other provisions of the rule are anticipated to become effective on January 10, 2014, unless further action by the CFPB changes the effective date.

The CFPB also amended the mortgage servicing rules under both Regulation X and Regulation Z. The Regulation X final rule implements Dodd-Frank Act sections addressing servicers’ obligations to correct errors asserted by mortgage loan borrowers; to provide certain information requested by such borrowers; and to provide protections to such borrowers in connection with force-placed insurance. Additionally, the final rule addresses servicers’ obligations to establish reasonable policies and procedures to achieve certain delineated objectives; to provide information about mortgage loss mitigation options to delinquent borrowers; to establish policies and procedures for providing delinquent borrowers with continuity of contact with servicer personnel capable of performing certain functions; and to evaluate borrowers’ applications for available loss mitigation options. Further, the final rule modifies and streamlines certain existing servicing-related provisions of Regulation X. The Regulation Z final rule implements Dodd-Frank Act sections addressing initial rate adjustment notices for adjustable-rate mortgages, periodic statements for residential mortgage loans, prompt crediting of mortgage payments, and responses to requests for payoff amounts. The final rule also amends current rules governing the scope, timing, content, and format of disclosures to consumers regarding the interest rate adjustments of their variable-rate transactions. These final rules affecting mortgage servicing activities are anticipated to become effective on January 10, 2014.

The CFPB also amended Regulation B to implement an amendment to the Equal Credit Opportunity Act concerning appraisals and other valuations that was enacted as part of the Dodd-Frank Act. In general, the revisions to Regulation B require creditors to provide to applicants free copies of all appraisals and other written valuations developed in connection with an application for a loan to be secured by a first lien on a dwelling, and require creditors to notify applicants in writing that copies of appraisals will be provided to them promptly. This final rule is anticipated to become effective on January 18, 2014.

Regulatory Capital Requirements. Current FDIC regulations require state nonmember banks including CMS to meet three minimum capital standards:

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

On July 9, 2013, the FDIC Board of Directors approved an interim final rule that amends the regulatory capital rules for state nonmember banks effective January 1, 2015. The interim final rule was approved by the FDIC in coordination with, and is substantively identical to, final rules approved by the Federal Reserve and OCC for other types of banking organizations. In general, the new capital rules revise regulatory capital definitions and minimum ratios; redefine Tier 1 Capital as two components (common equity tier 1 capital and additional tier 1 capital); create a new “common equity tier 1 risk-based capital ratio”; implements a capital conservation buffer; revises prompt corrective action (PCA) thresholds and adds the new ratio to PCA framework; and changes risk weights for certain assets and off-balance sheet exposures.

The new capital rules implement a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.5%, and a higher minimum Tier 1 capital requirement of 6.0% (which is an increase from 4.0%). Under the new rules, the total capital ratio remains at 8.0%, and the minimum leverage ratio (Tier 1 capital to total assets) for all banking organizations, regardless of supervisory rating, is 4.0%.

Additionally, under the new capital rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The final rules also enhance risk sensitivity and addresses weaknesses identified by the regulators over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with the requirements of the Dodd-Frank Act.

The new minimum capital requirements generally become effective for all banking organizations (except for the largest internationally active banking organizations) on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital phase in over time, beginning on January 1, 2016.

In assessing a state bank’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. CMS, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with CMS’s risk profile. At September 30, 2013, CMS exceeded each of its capital requirements with a tangible capital ratio of 8.49%, leverage capital ratio of 8.49% and total risk-based capital ratio of 12.91%.

Liquidity. All insured depository institutions, including CMS, are required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. For a discussion of what CMS includes in liquid assets, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

The CRA also requires all institutions to make public disclosure of their CRA ratings. CMS received an overall CRA rating of “Satisfactory” in its most recent CRA examination as of February 14, 2011.

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

Loans to Insiders. CMS’s authority to extend credit to insiders, which specifically include its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA, as amended by the Dodd-Frank act, and Regulation O issued by the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders: (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of CMS’s capital. In addition, extensions of credit in excess of certain limits must be approved by CMS’s Board of Directors. As provided under the Dodd-Frank Act, in addition to other forms of extensions of credit set forth in the statute and Regulation O, a bank extends credit to a person by having credit exposure to the person arising from a derivative transaction (as defined in the national bank lending limit), repurchase agreement, reverse repurchase agreement, securities lending transaction, or securities borrowing transaction between the bank and the person.

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

Prompt Corrective Action Regulations. Under current prompt corrective action regulations implemented by the FDIC, the FDIC is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations, including restrictions on growth of assets and other forms of expansion. For this purpose, a state nonmember bank is placed in one of the following five categories based on the bank’s capital:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; or

•	critically undercapitalized.

In connection with the interim final rule approved by the FDIC in July 2013 described above, the new capital rules maintain the general structure of the current prompt corrective action framework while increasing some of the thresholds for the prompt corrective action capital categories. For example, an adequately capitalized bank is required to maintain a tier 1 risk-based capital ratio of 6 percent (increased from the current level of 4 percent). The rule also introduces the common equity tier 1 capital ratio as a new prompt corrective action capital category threshold.

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

An undercapitalized state nonmember bank is required to file a capital restoration plan with the FDIC within 45 days (or other timeframe prescribed by the FDIC) of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by its parent holding company, subject to a cap on the guarantee that is the lesser of (i) an amount equal to 5% of the bank’s total assets at the time it was notified that it became undercapitalized; and (ii) the amount that is necessary to restore the bank’s capital ratios to the levels required to be classified as “adequately classified,” as those ratios and levels are defined as of the time the bank failed to comply with the plan. If the bank fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

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

All insured depository institutions are generally required to pay deposit insurance assessments to the DIF on a quarterly basis. In December 2009, along with each institution’s deposit insurance assessment for the third quarter of 2009, all non-exempt insured depository institutions were required to prepay their quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 was used for 2010. That rate was increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation also assumes a five percent annual deposit growth rate, increased quarterly, through the end of 2012. As provided for in the final rule implementing the prepaid assessment requirement, institutions were instructed to account for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 31, 2009. Subsequently, each institution records an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution will resume paying and accounting for quarterly deposit insurance assessments as they would normally. On December 30, 2009, CMS Bancorp paid $1,037,000 which was recorded as a prepaid asset and is being expensed as used over future periods. At September 30, 2013, there was no remaining balance recorded as a prepaid asset.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate based on a percentage of insured deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established in 1987 to recapitalize the predecessor to the DIF. These assessments, which are adjusted quarterly, will continue until the FICO bonds mature in 2017 through 2019.

Federal Home Loan Bank System. CMS is a member of the Federal Home Loan Bank of New York or “FHLB-NY”, which is one of 12 regional FHLBs. Each FHLB provides a central credit facility primarily for its member institutions. As a member of the FHLB-NY, CMS is required to acquire and hold shares of FHLB-NY capital stock. The capital stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The capital stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY capital stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For CMS, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities held by CMS. The activity-based stock purchase requirement for CMS is dependent on the outstanding borrowings of CMS, and is generally equal to 4.50% of the dollar amount of any outstanding advances under the credit agreement, or a specified formula as defined by the FHLB-NY. At September 30, 2013, CMS was in compliance with the foregoing minimum stock purchase requirements with an investment in FHLB-NY stock of $1.3 million.

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

Anti-Money Laundering and Customer Identification. CMS is subject to the regulations of the FDIC and Financial Crimes Enforcement Network which implement the Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased information sharing and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

CMS is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. Federal guidelines also impose certain customer disclosure requirements and other actions that financial institutions are required to take in the event of unauthorized access to customer information.

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

As noted above, pursuant to the Dodd-Frank Act, the Federal Reserve assumed responsibility for the primary supervision and regulation of all savings and loan holding companies, including CMS Bancorp, on July 21, 2011. Given the extensive transfer of former OTS authority to multiple agencies, the Dodd-Frank Act required the Federal Reserve to identify and publish in the Federal Register separate lists of the OTS regulations that the Federal Reserve will continue to enforce for savings and loan holding companies after the transfer date. In carrying out this mandate, and in connection with its assumption of responsibility for the ongoing examination, supervision, and regulation of savings and loan holding companies, the Federal Reserve published an interim final rule that provided for the corresponding transfer from the OTS to the Federal Reserve of the regulations necessary for the Federal Reserve to administer the statutes governing savings and loan holding companies. The Federal Reserve’s regulations supersede OTS regulations for purposes of Federal Reserve supervision and regulation of savings and loan holding companies. In December 2011, the Federal Reserve issued a final notice for a two-year phase-in period for most savings and loan holding companies to file Federal Reserve regulatory reports.

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

Source of Strength and Capital Requirements. The Dodd-Frank Act and implementing regulations require all depository institution holding companies, including savings and loan holding companies, to serve as a source of financial and managerial strength to its subsidiary depository institution. Moreover, pursuant to the Dodd-Frank Act, savings and loan holding companies will for the first time, generally beginning on January 1, 2015, become subject to the same capital and activity requirements as those applicable to bank holding companies.

The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject to. As noted above, in July 2013, the Federal Reserve and other federal banking agencies issued a final rule revising regulatory capital rules applicable to all insured depository institutions and their holding companies (except for certain savings and loan holding companies that are “substantially engaged” in commercial or insurance underwriting activities). As a result, no later than January 1, 2015, savings and loan holding companies including CMS Bancorp will become subject to consolidated capital requirements which we have not been subject to previously, which are: (i) a minimum common equity Tier 1 capital ratio of 4.5%; (ii) a minimum Tier 1 capital ratio of 6.0%; (iii) a minimum total capital ratio of 8.0%; and (iv) a minimum leverage ratio (Tier 1 capital to total assets) of 4.0%.

Examination. In connection with its assumption of responsibility for the ongoing supervision and examination of savings and loan holding companies, the Federal Reserve has indicated that it intends, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, to assess the condition, performance, and activities of savings and loan holding companies on a consolidated basis in a manner that is consistent with the Federal Reserve’s established risk-based approach regarding bank holding company supervision. As with bank holding companies, the Federal Reserve’s objective will be to ensure that a savings and loan holding company and its nondepository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the soundness of, its subsidiary depository institution(s).

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

The Federal Reserve has issued regulations which, among other things, implement the HOLA to govern the operations of savings and loan holding companies. The rule, known as Regulation LL, includes a specific definition of “control” similar to the statutory definition, with certain additional provisions. Notwithstanding the general 25% investment threshold for control noted above, an existing bank holding company or savings and loan holding company is required to obtain the Federal Reserve’s approval before acquiring more than 5% of CMS Bancorp’s voting stock.

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

Risk Related to the Pending Merger Agreement with Customers

Given Customers’ public misstatement that the Merger Agreement has been terminated prior to December 31, 2013 by mutual consent of the parties, thereby releasing Customers of its obligation to pay a One Million Dollar termination fee to the Company, the Company may need to resort to litigation to enforce its right to collect the termination fee from Customers. While the Company believes it will succeed on the merits to collect the termination fee from Customers, litigation is subject to inherent risk, and therefore, the Company’s success as the outcome of litigation cannot be guaranteed.

On December 20, 2013, Customers Bancorp, Inc. (“Customers”) issued a press release announcing termination of the previously announced Agreement and Plan of Merger dated as of August 10, 2012 by and between the Company and Customers Bancorp, Inc. as amended effective as of April 22, 2013 (“Merger Agreement”). Customers’ press release contained a misstatement that the Merger Agreement had been terminated prior to December 31, 2013 by mutual consent of the parties, thereby releasing Customers of its obligation to pay a termination fee of One Million Dollars ($1,000,000) to CMS, which had previously been agreed to by the parties that the termination fee is required in the event the Merger Agreement is terminated due to failure to consummate the merger of Customers and the Company by reason of non-receipt of required government approvals. This termination fee obligation was specifically acknowledged by Customers in its Current Report on Form 8-K filed with the SEC on April 24, 2013.

Prior to Customers’ issuance of its press release on December 20, 2013, the Company had informed Customers that the Company’s Board of Directors had determined not to extend the December 31, 2013 termination date of the Merger Agreement due to the continued regulatory delay and uncertainty in the timing of receipt of regulatory approvals by Customers to purchase the Company and CMS. The Company did not waive its right to the termination fee, nor did it agree to any terms of termination with Customers, and views Customers’ attempt to evade its obligation to pay the termination fee as being an intentional breach of the Merger Agreement and demonstrates an absence of good faith.

Customers did not have, nor does it currently have, any unilateral right to terminate the Merger Agreement. The Company will proceed to terminate the Merger Agreement in its normal course on December 31, 2013, pursuant to the terms of the Merger Agreement. Customers’ public misstatements about termination of the Merger Agreement prior to December 31, 2013 by mutual consent, and its non-liability for the $1,000,000 termination fee owed to the Company, are not only false and misleading, but also will constitute an intentional breach of the Merger Agreement if Customers does not pay the termination fee within the timeframe specified in the Merger Agreement, in which case the Company may need to initiate litigation to enforce payment by Customers of the termination fee. While the Company believes it will succeed on the merits to collect the termination fee from Customers, litigation is subject to inherent risk, and therefore, the Company’s success as the outcome of litigation cannot be guaranteed.

Risks Related to Our Industry and Business

Difficult economic and market conditions have adversely affected our industry.

From December 2007 to June 2009, the United States experienced the worst economic downturn since the Great Depression. This period was marked by reduced business activity across a wide range of industries and regions, significant increases in unemployment, volatility and disruption in the capital and credit markets, and dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, which negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions across the United States. The recession was also marked by tightening of the credit markets and steep declines in the stock markets, which resulted in a difficult loan environment and decreased the value of our portfolio of investment securities.

Although the domestic economy continued its modest recovery during our 2013 fiscal year, the recovery is weak and there can be no assurance that the economy will not enter into another recession, whether in the near or long term. Furthermore, real estate values and the demand for commercial real estate loans have not fully recovered, and reduced availability of commercial credit and continuing unemployment have negatively impacted the credit performance of commercial and consumer credit. Additional market developments such as a relapse or worsening of economic conditions in Europe would likely exacerbate the lingering effects of the difficult market conditions experienced by us and others in the financial services industry and could further slow, stall or reverse the slow recovery in the U.S.

Increased regulation of our industry continues to increase our regulatory compliance costs, impact our sources of revenue, and create regulatory uncertainty.

Implementation of the 2010 Dodd-Frank Act and other legislative and regulatory initiatives taken by Congress and the federal banking regulators has changed and will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of banking institutions and their holding companies, which is expected to continue to significantly increase our regulatory compliance costs.

Our regulators continue to propose rules and implement provisions of the Dodd-Frank Act. For example, the Dodd-Frank Act required the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. In July 2013, the federal banking agencies issued new capital rules revising regulatory capital rules applicable to all insured depository institutions and their holding companies (except for certain savings and loan holding companies engaged in commercial activities). The new rule implements higher minimum capital requirements, includes a new common equity Tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. The new minimum capital to risk-weighted assets requirements are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The new minimum capital requirements are anticipated to become effective on January 1, 2015. As a result, no later than January 2015, CMS Bancorp will become subject to consolidated capital requirements which we have not been subject to previously.

The Dodd-Frank Act also created a new government agency, the Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. In early 2013, the CFPB issued eight final rules concerning the regulation of mortgage markets in the U.S. pursuant to the Dodd-Frank Act. These rules amend several existing regulations, including Regulation Z (Truth in Lending), X (Real Estate Settlement Procedures Act), and B (Home Mortgage Disclosure).

Many other provisions of the Dodd-Frank Act still require extensive rulemaking, guidance and interpretation by regulatory agencies. Accordingly, in many respects, the ultimate impact of the legislation and its effects on the U.S. financial system and CMS Bancorp remain uncertain. We are continuing to closely monitor and evaluate regulatory developments. Such developments could adversely affect our financial condition and results of operations through significant increases in our regulatory compliance costs.

Determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires significant estimates, and actual losses may vary from current estimates.

CMS maintains an allowance for loan losses to provide for loans in its portfolio that may not be repaid in their entirety. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us and CMS to make significant estimates of current credit risks and future trends, all of which may undergo material changes.

In evaluating the adequacy of CMS’s allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding CMS’ borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. In considering information about specific borrower situations, our analysis is subject to the risk that we are provided inaccurate or incomplete information. Because of the degree of uncertainty and susceptibility of these factors to change, CMS’s actual losses may vary from our current estimates.

Additionally, bank regulators periodically review CMS’s allowance for loan losses and may require an increase in the provision for loan losses or recognize loan charge-offs based upon their judgments, which may be different from ours. Any increase in CMS’s allowance for loan losses or loan charge-offs required by these regulatory authorities may adversely affect our operating results.

Until there is significant improvement in economic and market conditions, CMS could incur additional losses relating to an increase in nonperforming loans. CMS does not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting its income, and increasing its loan administration costs. When CMS takes collateral in foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral, which could result in a loss. These loans and other real estate owned also increase its risk profile and the capital its regulators believe is appropriate in light of such risks. As a result of current economic conditions, additional provisions for loan losses could be necessary.

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

Additionally, CMS faces certain risks that are unique to holding foreclosed real estate, such as the risk that hazardous or toxic substances are found on the foreclosed property, which could require CMS to incur substantial expenses to remediate or materially reduce the property’s value. Although CMS has policies and procedures in place to ensure that an environmental review is performed before initiating any foreclosure action on real property, these reviews could turn out to be insufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard in connection with foreclosed real estate could have a material adverse effect on our financial condition and results of operations. At September 30, 2013, CMS had no foreclosed real estate.

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

We depend on our executive officers and key personnel to continue the implementation of our business strategy, and could be harmed by the loss of their services.

We believe that our growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. We have an employment agreement with our President and Chief Executive Officer and change in control agreements with several other senior executive officers which are intended to incentivize such senior executive officers to remain with CMS during the pendency of a change in control. The loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to implement our business strategy. In addition, if regulatory restrictions are imposed on our ability to compensate our key executive officers, this would likely adversely impact our ability to retain key personnel.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock, and our ability to attract additional deposits.

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

Provisions of our charter, bylaws and certain laws containing antitakeover provisions may prevent transactions you might favor, including a sale or merger of CMS Bancorp with or to a particular party.

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

The continuing debates in Congress regarding the national debt ceiling, federal budget deficit concerns, and overall weakness in the economy resulted in actual and threatened downgrades of U.S. government securities by the various major credit ratings agencies, including Standard and Poor’s and Fitch Ratings. While the federal banking agencies including the Federal Reserve and the FDIC have issued guidance indicating that, for risk-based capital purposes, the risk weights for U.S. Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not be affected by the downgrade, the downgrade of U.S. government securities by Standard and Poor’s and the possible future downgrade of the federal government’s credit rating by one or both of the other two major rating agencies (which has been forewarned by Fitch Ratings), could create uncertainty in the U.S. and global financial markets and cause other events which, directly or indirectly, could adversely affect CMS Bancorp’s operations, earnings, and financial condition.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

We rely heavily on communications and information systems to conduct our business. Furthermore, we have access to large amounts of confidential financial information and control substantial financial assets, including those belonging to our customers, to whom we offer remote access, and we regularly transfer substantial financial assets by electronic means. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any failure, interruption or breach in security of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, our security measures may not be successful.

In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations. We also face the risk of operational disruption, failure, termination or capacity constraints caused by third parties that facilitate our business activities by providing technology such as software applications, as well as financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems, data or infrastructure.

We also face the potential risk of losses due to fraud, including commercial checking account fraud, automated teller machine (“ATM”) skimming and trapping, write-offs necessitated by debit card fraud, and other forms of online banking fraud, which are being more sophisticated and present new challenges as mobile banking increases, as well as employee fraud. Employee errors could also subject us to financial claims for negligence. We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, and if any resulting loss is not insured or exceeds applicable insurance limits, such failure could have a material adverse effect on our business, financial condition and results of operations.

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

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven by products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We are subject to extensive regulations that could limit or restrict our activities, and the cost of compliance is high.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies, currently including the NYSDFS, Federal Reserve and the FDIC. Banking regulations are primarily intended to protect the DIF and depositors, not stockholders. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to regulatory capital requirements, which require us to maintain adequate capital to support our growth. If we fail to meet these capital and other regulatory requirements, our ability to grow, our cost of funds and FDIC insurance could be materially and adversely affected.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act or other laws and regulations could result in fines, sanctions or other adverse consequences.

Financial institutions are required under the USA PATRIOT Act and Bank Secrecy Act to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, intervention or sanctions by regulators, and costly litigation or expensive additional controls and systems. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the federal government has imposed and is expected to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations, however it is possible for such safeguards to fail or prove deficient during the implementation phase to avoid non-compliance with such laws.

We and CMS have in recent years undergone changes in the way we are supervised and examined as a result of the consolidation of federal banking regulators called for by the Dodd-Frank Act, and as a result of the Charter Conversion of CMS, and could possibly experience operational challenges or increased costs in the course of full transition to our new regulators.

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

The trading price of the shares of our common stock will depend on many factors that could change from time to time and could be beyond our control. Among the factors that could affect our stock price are those identified in the section entitled “Special Cautionary Note Regarding Forward-Looking Statements” and as follows:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

•	actions by our current stockholders, including sales of common stock by existing stockholders and/or directors and executive officers;

•	fluctuations in the stock price and operating results of our competitors;

•	future sales of our equity, equity-related or debt securities;

•	changes in the frequency or amount of dividends or share repurchases;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us;

•	trading activities in our common stock, including short-selling;

•	domestic and local economic factors unrelated to our performance; and

•	general market conditions and, in particular, developments related to market conditions for the financial services industry.

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

We are required by regulatory agencies to maintain adequate levels of capital to support our operations and such levels could be increased by legislative and regulatory developments. Our ability to raise additional capital, if needed, may depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our financial position could deteriorate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Through CMS, CMS Bancorp conducts its business primarily through its corporate office and five retail banking offices. As of September 30, 2013, properties, furnishings and equipment and leasehold improvements owned by CMS Bancorp and CMS had an aggregate net book value of $2.7 million.

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

CMS Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “CMSB.” The table below reflects the stock trading price and dividend payment frequency of CMS Bancorp’s common stock for the years ended September 30, 2013 and 2012. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended	High Price	Low Price	Average Price	Dividends per share
December 31, 2011	$8.84	$6.96	$7.92	$0.00
March 31, 2012	$8.32	$7.25	$7.94	$0.00
June 30, 2012	$8.10	$6.50	$7.33	$0.00
September 30, 2012	$8.18	$6.52	$7.39	$0.00
December 31, 2012	$8.30	$7.50	$7.95	$0.00
March 31, 2013	$10.44	$7.27	$8.40	$0.00
June 30, 2013	$9.55	$7.88	$8.69	$0.00
September 30, 2013	$9.33	$8.54	$8.94	$0.00

See Part I, Item 1. “Description of Business—Regulation” for a discussion of certain limitations imposed on CMS Bancorp’s ability to declare and pay dividends. CMS Bancorp has historically not paid cash dividends on its common stock and does not intend to do so for the foreseeable future.

As of December 23, 2013 there were approximately 240 record holders of CMS Bancorp’s common stock.

Set forth below is information as of September 30, 2013 regarding compensation plans under which equity securities of CMS Bancorp are authorized for issuance.

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

The information required for this item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the CMS Bancorp, Inc. 2013 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are incorporated herein by reference to the indicated pages of the CMS Bancorp, Inc. 2013 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported, on July 9, 2013, CMS Bancorp, after review and recommendation of the Audit Committee of the Board of Directors, appointed BDO USA, LLP (“BDO”) as CMS Bancorp’s new independent registered public accounting firm for and with respect to CMS Bancorp’s fiscal year ending September 30, 2013, and dismissed ParenteBeard LLC (“ParenteBeard”) from that role. CMS Bancorp’s decision to engage BDO and dismiss ParenteBeard was made in connection with the resignation of CMS Bancorp’s principal audit personnel at ParenteBeard from ParenteBeard to join BDO.

During CMS Bancorp’s two most recent fiscal years prior to the dismissal of ParenteBeard and the subsequent interim period preceding ParenteBeard’s dismissal, there were: (i) no disagreements with ParenteBeard on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K). For more information about the change in CMS Bancorp’s independent registered public accounting firm, see CMS Bancorp’s Current Report on Form 8-K filed with the SEC on July 10, 2013.

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

Management has made a comprehensive review, evaluation, and assessment of CMS Bancorp’s internal control over financial reporting as of September 30, 2013. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2013, CMS Bancorp’s internal control over financial reporting was effective based on this criteria.

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

Director and Officer Biographical Information

The following table sets forth the names and ages (as of September 30, 2013) of all directors and executive officers of the Company, as well as each individual’s position with the Company and each director’s term of office (as applicable).

Director or Officer	Age(1)	Position with CMS Bancorp	Director Since(2)	Directorship Term Expires
Cheri R. Mazza	55	Director	2006	2016
John E. Ritacco	59	President, Chief Executive Officer and Director	2005	2016
Mauro C. Romita	74	Director	2011	2016
William M. Mooney, Jr.	73	Chairman	2011	2014
Gerry Ryan	49	Director	2011	2014
Robert P. Weisz	60	Director	2010	2014
William V. Cuddy, Jr.	54	Director	1994	2014
William P. Harrington	56	Director	2009	2015
Susan A. Massaro	57	Director	1998	2015
Matthew G. McCrosson	63	Director	2004	2015
Stephen E. Dowd	59	Senior Vice President and Chief Financial Officer	N/A	N/A
Christopher Strauss	70	Senior Vice President, Senior Lending Officer and Compliance Officer	N/A	N/A

(1)	As of September 30, 2013.
(2)	Includes service as a trustee of CMS Bank prior to the formation of CMS Bancorp in 2007, if applicable.

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

Gerry Ryan is President/CEO of DGC Capital Contracting Corp., a premier contracting company serving the retail and commercial sectors, based in Mount Vernon, NY. He is also the CEO of Aris Renewable Energy and Managing Partner of many real estate holdings in the New York area.

Born and raised in Ireland, Mr. Ryan immigrated to the U.S. in 1985. Mr. Ryan is actively involved in the local community. He founded the Fulfilling a Dream Fund in 1995 to serve children in need. He served for four years as Chairman of the Mount Vernon Chamber of Commerce and continues to serve on the Executive Board. Mr. Ryan has been the Treasurer of the Mount Vernon Police Foundation since its inception in 2007. He also serves on the Board of Directors for the MAWF of the Hudson Valley. In 2002, Mr. Ryan was recognized by Ernst & Young with the Entrepreneur of the Year Award, for his work with the Fulfilling a Dream Fund and a second award for Business Services Category.

The Board of Directors values the depth of Mr. Ryan’s leadership skills as well as background and diverse viewpoint regarding real estate construction matters. In particular, Mr. Ryan provides the Company and Bank with an extensive knowledge of the real estate construction market, and provides valuable assistance in building relationships with owners, investors, developers and the corporate community. Mr. Ryan is also valued by the Board of Directors for his marketing and transaction skills.

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

To CMS Bancorp’s knowledge, based solely on its review of the copies of such reports furnished to CMS Bancorp and written representations that no other reports were required during the fiscal year ended September 30, 2013, all Section 16(a) filing requirements applicable to CMS Bancorp’s executive officers and directors during fiscal year 2013 were met. Based solely on a review of reports required to be filed with the SEC under Section 16(a) of the Exchange Act, a beneficial owner of more than 10% of CMS Bancorp’s common stock, Cross River Capital Management LLC and related entities or persons, filed a late Form 4 in February 2013 for a series of six transactions that took place between November and December 2012.

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

Audit Committee Information

CMS Bancorp has a separately-designated standing Audit Committee of its Board of Directors, on which Directors Mazza (chair), Massaro and McCrosson serve. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our independent auditors, and internal auditors, and reports any substantive issues found during the audits to the Board of Directors. The Audit Committee is directly responsible for the appointment, compensation, and oversight of the work of our independent auditors. The Audit Committee reviews and approves all transactions with affiliated parties. The Board of Directors has adopted a written charter for the Audit Committee. Each of Directors Mazza, Massaro and McCrosson qualifies as an “audit committee financial expert,” as that term is defined by SEC regulations, and the Board of Directors has designated them as such. A copy of the current Audit Committee charter is available on our website at www.cmsbk.com, under the Investor Relations tab. The Committee met four times in the fiscal year ended September 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides information about the compensation paid in fiscal years 2013 and 2012 to CMS Bancorp and CMS Bank’s President and Chief Executive Officer; Senior Vice President and Chief Financial Officer; and Senior Vice President and Senior Lending Officer (collectively, the “named executive officers”). CMS Bancorp has no other executive officers.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS

ENDED SEPTEMBER 30, 2013 AND 2012

Name and Principal Positions	Year	Salary(1) ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
John E. Ritacco,	2013	325,000	130,000	—	—	12,215	467,215
President and Chief Executive Officer	2012	325,000	126,250	—	—	12,553	463,803

Stephen Dowd,	2013	167,900	33,500	—	—	10,427	211,827
Senior Vice President and Chief Financial Officer	2012	169,837	25,000	—	—	10,316	205,153

Christopher Strauss,	2013 2012	162,840 162,840	32,600 25,000	— —	— —	10,203 10,073	205,643 197,913
Senior Vice President, Senior Lending Officer and Compliance Officer

(1)	The figures shown for salary and bonus represent amounts earned for the fiscal year, whether paid as of September 30, of such year, or accrued as of September 30, and paid thereafter. Mr. Ritacco, while serving as President and Chief Executive Officer, does not receive any additional compensation for serving as a director. Bonus in the 2013 year represents bonus paid in December 2012 based on calendar 2012 performance. Bonus in the 2012 year represents bonus paid in January and February 2012 based on calendar 2011 performance. See discussion in “Non-Equity Incentive Compensation Plans” for additional information.

(2)	The amounts shown in this column represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, based on the number of shares of restricted stock granted and the per share price on the date of grant. Each grant of restricted stock vests over five years.
(3)	The amounts shown in this column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For more information concerning the assumptions used in making these calculations, please refer to Note 14 to the audited financial statements included in the 2013 Annual Report. Options vest over five years.
(4)	For 2013, amounts represent (a) 401(k) contributions made by CMS Bank for Mr. Ritacco, Mr. Dowd and Mr. Strauss in the amounts of $8,500, $6,716, and $6,514, respectively, and (b) the allocation of shares of CMS Bancorp’s common stock under the ESOP to the accounts of Mr. Ritacco, Mr. Dowd and Mr. Strauss in the amounts of $3,715, $3,711, and $3,689, respectively. For 2012, amounts represent (a) 401(k) contributions made by CMS Bank for Mr. Ritacco, Mr. Dowd and Mr. Strauss in the amounts of $8,500, $6,794, and $6,514, respectively, and (b) the allocation of shares of CMS Bancorp’s common stock under the ESOP to the accounts of Mr. Ritacco, Mr. Dowd and Mr. Strauss in the amounts of $4,053, $3,522, and $3,559, respectively. The named executive officers also participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms and operation. We provide certain non-cash perquisites and personal benefits to each named executive officer that do not exceed $10,000 in the aggregate for any individual, and are not included in the reported figures.

Mr. Ritacco, President and Chief Executive Officer of CMS Bancorp and CMS, is the only executive officer who is subject to an employment agreement. On December 29, 2010, CMS Bancorp and CMS each entered into separate, parallel, amended and restated employment agreements (the “Employment Agreements”) with Mr. Ritacco. The Employment Agreements, effective as of January 1, 2011, amended and restated employment agreements between each of CMS Bancorp and CMS and Mr. Ritacco that were entered into on July 30, 2008, effective as of January 1, 2008.

The Employment Agreements are substantially similar to the employment agreements they replaced, except that the Employment Agreements: (i) provide that CMS Bancorp and CMS will employ Mr. Ritacco until December 31, 2012, subject to one-year extensions as described below, (ii) provide for Mr. Ritacco to receive an annual base salary of $325,000 while maintaining the same bonus structure whereby Mr. Ritacco will receive an annual bonus of $45,000 and be eligible to receive an additional bonus if he achieves certain performance objectives set by CMS, and (iii) provide for one year extensions of each agreement’s term only through affirmative action by the Board of Directors of each of CMS Bancorp and CMS on or before March 31st of the year in which expiration would otherwise occur, provided that automatic extension for an additional year will occur if Mr. Ritacco notifies each Board of Directors between March 1st and March 15th of the year in which the agreement’s term is scheduled to end, and the Board does not notify Mr. Ritacco by March 31st of such year that the Board is renewing or not renewing the agreement.

The following table provides information about the outstanding equity awards held by the named executive officers as of September 30, 2013.

Outstanding Equity Awards at September 30, 2013

Name	Grant Date of Award	Number of securities underlying unexercised options(1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares of units of stock that have not vested ($)
John E. Ritacco	11/28/07	51,379	$10.12	11/28/2017	—	—
Stephen E. Dowd	11/28/07	22,000	$10.12	11/28/2017	—	—
	11/23/09	2,500	$7.25	11/23/2019	500	4,290
	1/26/11	—	—	—	531	4,556
	4/27/11	2,500	$8.66	4/27/2021	750	6,435
Christopher Strauss	11/28/07	22,000	$10.12	11/28/2017	—	—
	11/23/09	2,500	$7.25	11/23/2019	500	4,290
	1/26/11	—	—	—	602	5,165
	4/27/11	2,500	$8.66	4/27/2021	750	6,435

(1)	Stock option awards reported in this column are the total options awarded to each named executive officer on the date specified in the previous column. Stock option awards are subject to a vesting schedule of 20% per year, starting one year after the award date. At 9/30/2013, the vesting dates of unvested options awarded to Messrs. Dowd and Strauss on 11/23/2009 are 11/23/2013 and 11/23/2014. At 9/30/2013, the vesting dates of unvested options awarded to Messrs. Dowd and Strauss on 4/27/2011 are 4/27/2014, 4/27/2015 and 4/27/2016
(2)	Restricted stock options reported in this column represent the unvested shares of restricted stock awarded to each named executive officer on the date specified in the second column. The restricted stock is subject to a vesting schedule of 20% per year, starting one year after the award date. At 9/30/2013, the vesting dates of the unvested restricted stock awarded to Messrs. Dowd and Strauss on 11/23/2009 are 11/23/2013, and 11/23/2014. At 9/30/2013, the vesting dates of the unvested restricted stock awarded to Messrs. Dowd and Strauss on 1/26/2011 are 1/26/2013, 1/26/2014, 1/26/2015 and 1/26/2016. At 9/30/2012, the vesting dates of the unvested restricted stock awarded to Messrs. Dowd and Strauss on 4/27/2011 are 4/27/2014, 4/27/2015 and 4/27/2016

Pension Benefits

Tax Qualified Defined Benefit Pension Plan. CMS Bank maintains a tax-qualified pension plan that covers substantially all employees hired on or before June 30, 2008(1) who are age 18 or older and had at least one year of service at the time of qualification for participation in the plan. The following table shows the estimated aggregate benefits payable under the tax-qualified pension plan upon retirement at age 65 with various years of service and average compensation combinations.

	Years of Benefit Service(2)
Average Compensation(3)	10	15	20	25	30
$125,000	41,667	62,500	62,500	62,500	62,500
150,000	50,000	75,000	75,000	75,000	75,000
175,000	58,333	87,500	87,500	87,500	87,500
200,000	66,667	100,000	100,000	100,000	100,000
225,000	68,333	102,500	102,500	102,500	102,500
250,000	68,333	102,500	102,500	102,500	102,500

(1)	Employees hired after June 30, 2008 are not eligible for the plan.
(2)	Benefit service after February 28, 2010 is not recognized for purposes of calculation of benefits.
(3)	Average compensation is average base salary, as reported in the “Salary” column of the Summary Compensation Table, for the highest three consecutive years of employment within the final 10 years of employment. Tax laws impose a limit ($255,000 for individuals retiring in 2013) on the average compensation that may be counted in computing benefits under the tax-qualified pension plan. Compensation after February 28, 2010 is not recognized for purposes of calculation of average compensation.

The benefits shown in the preceding table are annual benefits payable in the form of a single life annuity and are not subject to any deduction for Social Security benefits or other offset amounts.

401(k) Plan. CMS Bank maintains a tax-qualified 401(k) defined contribution plan for employees who have attained age 18 and have at least one year of service. Eligible employees may make pre-tax contributions to the plan through salary reduction elections from annual compensation, subject to limitations of the Internal Revenue Code (the “Code”) (the limit is $17,500 for 2013, for participants under the age of 50). CMS Bank may make a discretionary matching contribution to the plan equal to a fixed percentage of annual compensation contributed to the plan on a pre-tax basis by the eligible employee.

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

Non-Equity Incentive Compensation Plans

The Company did not have a formal non-equity incentive compensation plan for calendar years 2012 and 2013. However, the Compensation Committee may make discretionary bonus payments to Messrs. Ritacco, Dowd and Strauss based on CMS Bancorp’s, CMS Bank’s and individual performance during the calendar year. In December 2012, the Compensation Committee determined that the relevant performance measures for calendar year 2012 were satisfied, and CMS Bancorp paid awards of $130,000 to Mr. Ritacco, $33,500 to Mr. Dowd and $32,600 to Mr. Strauss in recognition of their achievement of these goals. These amounts are recorded as bonuses received in the 2013 year in the Summary Compensation Table above. In January and February 2012, the Compensation Committee determined that the relevant performance measures for calendar year 2011 were satisfied, and CMS Bancorp paid awards of $126,250 to Mr. Ritacco, $25,000 to Mr. Dowd and $25,000 to Mr. Strauss in recognition of their achievement of these goals. These amounts are recorded as bonuses received in 2012 year in the Summary Compensation Table above. The Compensation Committee may make awards to the aforementioned individuals consistent with past practice based on CMS Bancorp’s, CMS Bank’s and individual performance for the 2013 calendar year performance period and future years.

Equity Compensation Plans

CMS Bancorp, Inc. 2007 Stock Option Plan. CMS Bancorp has a Stock Option Plan in effect that was approved by the shareholders and became effective on November 9, 2007. The purpose of the Stock Option Plan is to encourage the retention of key employees and directors by facilitating their purchase of a stock interest in CMS Bancorp. The Stock Option Plan is not subject to ERISA and is not a tax-qualified plan. CMS Bancorp has reserved an aggregate of 205,516 shares of common stock for issuance upon the exercise of stock options granted under the plan. Such shares may be unissued shares or shares previously issued and subsequently reacquired by CMS Bancorp. Any shares subject to grants under the plan which expire or are terminated, forfeited or canceled without having been exercised or vested in full shall be available for new option grants. During the year ended September 30, 2008, stock options to purchase an aggregate of 152,154 shares of common stock were granted to directors and officers of CMS Bank. In November 2009, stock options to purchase an aggregate of 8,300 shares of common stock were granted to officers of CMS Bank, and in May 2010, stock options to purchase 6,000 shares of common stock were granted to a director. In April 2011, stock options to purchase an aggregate of 8,300 shares of common stock were granted to officers of CMS Bank, in September 2011, stock options to purchase 6,000 shares of common stock were granted to a director and in September 2012, stock options to purchase 22,000 shares of common stock were granted to three directors. As of December 23, 2013, 19,037 options remain available for future grant. Options are granted based on the conclusions of the Compensation Committee, after considering factors including, but not limited to the person’s individual performance, level of achievement of personal goals, contribution to corporate performance and achievement of corporate goals, overall compensation compared to a peer group and other factors.

CMS Bancorp, Inc. 2007 Recognition and Retention Plan. CMS Bancorp’s Recognition and Retention Plan was approved by shareholders and became effective on November 9, 2007. Like the Stock Option Plan, the Recognition and Retention Plan functions as a long-term incentive compensation program for eligible officers, employees and outside directors of CMS Bancorp and CMS Bank. The Recognition and Retention Plan is not subject to ERISA and is not a tax-qualified plan. The members of the Board of Directors’ Compensation Committee administer the Recognition and Retention Plan, and CMS Bancorp pays all costs and expenses of administering the Recognition and Retention Plan. During the fiscal year ended September 30, 2008, 61,701 shares of restricted stock were granted to directors and officers of CMS Bank. In November 2009, 4,150 shares of restricted stock were granted to officers of CMS Bank, and in May 2010, 6,000 shares of restricted stock were granted to a director. In January and April 2011, 3,008 and 4,150 shares, respectively, of restricted stock were granted to officers of CMS Bank, and in September 2012 and 2011, 6,019 and 2,000 shares, respectively, of restricted stock were granted to directors. As of December 23, 2013, no shares remain available for future grants. No contribution by participants is permitted. Stock is granted based on the conclusions of the Compensation Committee, after considering factors including, but not limited to the person’s individual performance, level of achievement of personal goals, contribution to corporate performance and achievement of corporate goals, overall compensation compared to a peer group and other factors.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2013, there were no interlocks between members of the Compensation Committee or our executive officers and corporations with respect to which such persons are affiliated.

Compensation of Directors

The following table sets forth information regarding compensation earned by the non—  employee directors of CMS Bancorp during the last fiscal year.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR ENDED SEPTEMBER 30, 2013

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation	Total ($)
William V. Cuddy, Jr.	15,700	—	—		15,700
William P. Harrington	13,300	—	—		13,300
Susan A. Massaro	18,600	—	—		18,600
Cheri R. Mazza	24,000	—	—		24,000
Matthew G. McCrosson	19,200	—	—		19,200
William M. Mooney, Jr. (Chairman)	37,400	—	—		37,400
Gerry Ryan	10,400	—	—		10,400
Robert Weisz	11,200	—	—		11,200
Mauro C. Romita	9,600	—	—		9,600

(1)	Includes retainer payments, meeting fees, and committee and/or chairmanship fees earned during the fiscal year, whether such fees were paid currently or deferred.
(2)	The amounts shown in this column represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, based on the number of shares of restricted stock granted and the per share price on the date of grant. Each grant of restricted stock vests over five years. At 9/30/2013, the aggregate amount of outstanding restricted stock granted on 11/15/2007 to each of the following Directors was as follows: Ms. Massaro – 2,000 shares; Ms. Mazza – 2,000; Mr. Cuddy – 2,000 shares; and Mr. McCrosson – 2,000 shares. At 9/30/2013, the aggregate amount of outstanding restricted stock granted on 5/27/2010 to Mr. Harrington was 2,000 shares and the aggregate amount of outstanding restricted stock granted to Mr. Weisz on 9/28/2011 was 2,000 shares. At 9/30/2013, the aggregate amount of outstanding restricted stock granted during the fiscal year ended 9/30/2012 to Mr. Mooney and Ryan was 3,019 and 1,500 shares, respectively. At 9/30/2013, the aggregate amount of restricted stock granted to Mr. Romita was of 1,500 shares, which was approved by the Board on 9/26/2012 with a grant date of 10/31/2012. The grant to Mr. Romita was previously reported along with the grants to Messrs. Mooney and Ryan in the Director Compensation Table for the fiscal year ended 9/30/2012.
(3)

The amounts shown in this column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For more information concerning the assumptions used in these calculations, please refer to Note 14 to the audited financial statements included in the 2013 Annual Report. Options vest over five years. At 9/30/2013, the aggregate amount of outstanding stock options granted on 11/15/2007 to each of the following Directors was as follows: Ms. Massaro – 6,000; Ms. Mazza – 6,000; Mr. Cuddy – 6,000; and Mr. McCrosson – 6,000 shares. At 9/30/2013, the aggregate amount of outstanding stock options granted on 5/27/2010 to Mr. Harrington was 6,000 shares and the aggregate amount of outstanding stock options granted on 9/28/2011 to Mr. Weisz was 6,000 shares. At 9/30/2013, the aggregate amount of outstanding stock options granted during the fiscal year ended 9/30/2012 to Mr. Mooney and Ryan was 10,000 shares and 6,000 shares, respectively. At 9/30/2013, the aggregate amount of outstanding stock options granted to Mr. Romita was 6,000 shares, which was approved by the Board on 9/26/2012 with a grant date of 10/31/2013. The grant to Mr. Romita was previously reported along with the grants to Messrs. Mooney and Ryan in the Director Compensation Table for the fiscal year ended 9/30/2012.

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

Principal Shareholders of CMS Bancorp

The following table contains common stock ownership information for persons known to CMS Bancorp to “beneficially own” 5% or more of CMS Bancorp’s common stock as of December 23, 2013. In general, beneficial ownership includes those shares that a person has the power to vote, sell or otherwise dispose of. Beneficial ownership also includes that number of shares that an individual has the right to acquire within 60 days (such as stock options) after December 23, 2013. Two or more persons may be considered the beneficial owner of the same shares. CMS Bancorp obtained the information provided in the following table from filings with the SEC and from its corporate records.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock, par value $0.01 per share	Roger Feldman and Harvey Hanerfeld 1919 Pennsylvania Ave., NW Suite 725 Washington, DC 20006	170,188	(1)	9.14%

Common Stock, par value $0.01 per share	Employee Stock Ownership Plan of CMS Bancorp, Inc. 123 Main Street White Plains, NY 10601	163,002	(2)	8.76%

Common Stock, par value $0.01 per share	Cross River Capital Management LLP 90 Grove Street, Suite 201 Ridgefield, CT 06877	193,637	(3)	10.39%

Common Stock, par value $0.01 per share	M3 funds, LLCP 10 Exchange Place, suite 510 Salt Lake City, UT 84111	105,018	(4)	5.64%

Common Stock, par value $0.01 per share	Customers Bancorp, Inc. 1015 Penn Avenue Suite 103 Wyomissing, PA 19610	389,649	(5)	20.92%

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
(2)	Based on information reported to the Company by First Bankers Trust Services, Inc. as Trustee of Employee Stock Ownership Plan of CMS Bancorp, Inc. First Bankers Trust Services, Inc. filed a Schedule 13G filed with the SEC on February 4, 2013 reporting 163,136 shares owned as of that date. The Employee Stock Ownership Plan of CMS Bancorp, Inc. (the “ESOP”) is a tax qualified employee stock ownership plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with individual accounts for the accrued benefits of participating employees and their beneficiaries. The ESOP’s assets are held in trust by First Bankers Trust Services, Inc., as plan trustee (the “Plan Trustee”). The number of shares listed as beneficially owned represents the entire number of shares of CMS Bancorp common stock held by the Plan Trustee as of December 31, 2012. As of December 31, 2012, 31,606 shares of CMS Bancorp common stock had been allocated to individual accounts established for participating employees and their beneficiaries, and 131,530 shares were held, unallocated, for allocation in future years. In general, participating employees and their beneficiaries have the power and authority to direct the voting of shares of CMS Bancorp common stock allocated to their individual accounts. The ESOP, through the Plan Trustee, has shared voting power over unallocated CMS Bancorp common stock. Any unallocated CMS Bancorp common stock is generally required to be voted by the Plan Trustee in the same proportion as CMS Bancorp common stock which has been allocated to Participants is directed to be voted. The reporting person, through the Plan Trustee shares dispositive power over all unallocated CMS Bancorp common stock held by the ESOP. The ESOP, acting through the Plan Trustee shares dispositive power over allocated CMS Bancorp common stock with participating employees and their beneficiaries, who have the right to determine whether CMS Bancorp common stock allocated to their respective accounts will be tendered in response to a tender offer but otherwise have no dispositive power. Any unallocated CMS Bancorp common stock is generally required to be tendered by the Plan Trustee in the same proportion as CMS Bancorp common stock which has been allocated to Participants is directed to be tendered. In limited circumstances, ERISA may confer upon the Plan Trustee the power and duty to control the voting and tendering of CMS Bancorp common stock allocated to the accounts of participating employees and beneficiaries who fail to exercise their voting and/or tender rights. The ESOP disclaims voting power with respect to such allocated CMS Bancorp common stock.
(3)	Based on information reported by Cross River Capital Management LLC, Cross River Partners LP and Richard Murphy on a Schedule 13G/A filed with the SEC on February 14, 2013, which reported shared voting power with respect to 193,637 shares.
(4)	Based on information reported by M3 Funds, LLC on a Schedule 13G filed with the SEC on May 30, 2013. All of the reported shares are owned directly by M3 Partners, L.P., whose general partner is M3 Funds, LLC and whose investment adviser is M3F, Inc. Jason A. Stock and William C. Waller are the managers of the General Partner and the managing directors of the Investment Adviser, and could be deemed to share such indirect beneficial ownership with the General Partner, the Investment Adviser and M3 Partners.
(5)	Based on information reported by Customers Bancorp, Inc. (“Customers”) on a Schedule 13D filed with the SEC on August 20, 2012, adjusted for vesting of additional shares and options. Pursuant to the Voting and Lock-up Agreements that were executed in connection with the Merger Agreement, between certain directors and executive officers of CMS Bancorp and/or CMS Bank and Customers, dated August 10, 2012 (“Voting Agreements”), Customers may be deemed to have beneficial ownership of shares of CMS Bancorp common stock held by the other parties to the Voting Agreements with respect to the voting of such shares in connection with the previously proposed merger between Customers and CMS Bancorp. Based on Customers’ calculation as reported in the Schedule 13D, Customers may be deemed to have beneficial ownership of a total of 376,160 shares of CMS Bancorp common stock. According to the Schedule 13D, of the 376,160 shares as to which Customers reports its may be deemed to have beneficial ownership relating to the Voting Agreements, 115,222 shares are included because they are issuable to the other parties to the Voting Agreements pursuant to outstanding stock options to purchase shares of common stock of CMS Bancorp that are exercisable within sixty days of the date hereof and would become subject to the voting agreements upon acquisition. Neither the filing of the statement on Schedule 13D nor any of its contents shall be deemed to constitute an admission by Customers that it is the beneficial owner of any of the common stock referred to herein for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, or for any other purpose, and such beneficial ownership is expressly disclaimed. After the termination of the Merger Agreement, the Voting and Lock-up Agreements will automatically terminate, and therefore Customers will no longer have the beneficial interest in the common stock of CMS Bancorp that is reported in the table. As previously reported in CMS Bancorp’s Current Report on Form 8-K filed with the SEC on May 24, 2013, Customers holds 1,500 shares of nonvoting preferred securities of CMS Bancorp (Series A Noncumulative Perpetual Preferred Stock).

Security Ownership of Directors and Management

The following table shows the number of shares of CMS Bancorp’s common stock beneficially owned by each director, each executive officer appearing in the “Summary Compensation Table,” and all directors and executive officers of CMS Bancorp as a group, as of December 23, 2013. In general, beneficial ownership includes those shares that a person has the power to vote, sell or otherwise dispose of. Beneficial ownership also includes that number of shares that an individual has the right to acquire (such as upon the exercise of stock options) within 60 days after December 23, 2013. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock listed next to his or her name.

Title of Class	Name of Beneficial Owner and Position with CMS Bancorp	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Common Stock Outstanding
Common Stock, par value $0.01 per share	William V. Cuddy, Jr., Director	42,350	(3)	2.27%
Common Stock, par value $0.01 per share	Stephen E. Dowd, Senior Vice President and Chief Financial Officer	42,385	(4)	2.25%
Common Stock, par value $0.01 per share	William P. Harrington, Director	14,592		*
Common Stock, par value $0.01 per share	Susan A. Massaro, Director	23,295		1.25%
Common Stock, par value $0.01 per share	Cheri R. Mazza, Director	16,800	(6)	*
Common Stock, par value $0.01 per share	Matthew G. McCrosson, Director	20,104	(7)	1.08%
Common Stock, par value $0.01 per share	William M. Mooney, Jr., Chairman	7,019		*
Common Stock, par value $0.01 per share	John E. Ritacco, President, Chief Executive Officer and Director	85,158	(8)	4.45%
Common Stock, par value $0.01 per share	Gerry Ryan, Director	8,133		*
Common Stock, par value $0.01 per share	Christopher Strauss, Senior Vice President and Senior Lending Officer	39,283	(9)	2.08%
Common Stock, par value $0.01 per share	Robert P. Weisz, Director	81,883	(10)	4.39%
Common Stock, par value $0.01 per share	Mauro C. Romita, Director	8,447	(5)	*

	All Executive Officers and Directors as a Group (12 Persons)	389,649		19.50%

*	Less than 1.0% of the total outstanding shares of common stock.
(1)	Based on a total of 1,862,803 shares of CMS Bancorp’s common stock outstanding (including shares held for the CMS Bancorp, Inc. 2007 Recognition and Retention Plan (the “RRP”) by the trustee) as of December 23, 2013.
(2)

Includes unvested shares of restricted stock awards held in trust as part of the RRP, with respect to which the beneficial owner has voting but not investment power as follows: Mr. Dowd – 854 shares; Mr. Harrington – 400 shares; Mr. Weisz 1,200 shares; Mr. Mooney 2,415 shares; Mr. Ryan 1,200 shares ; Mr. Romita 1,200 shares and Mr. Strauss – 901 shares. Includes vested options to purchase shares of common stock at $10.12 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Cuddy – 6,000 shares; Mr. Dowd – 22,000 shares; Ms. Massaro – 6,000 shares; Ms. Mazza – 6,000 shares; Mr. McCrosson – 6,000 shares; Mr. Ritacco – 51,377 shares; and Mr. Strauss – 6,000 shares. Includes vested options to purchase shares of common stock at $7.25 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Dowd – 2,000 shares; and Mr. Strauss – 2,000 shares. Includes vested options to purchase shares of common stock at $8.66 per share as part of the CMS Bancorp, Inc. 2007 Stock Option

Plan as follows: Mr. Dowd – 1,000 shares; and Mr. Strauss – 1,000 shares. Includes vested options to purchase shares of common stock at $8.35 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Harrington – 3,600 shares and Mr. Mooney – 2,000 shares. Includes vested options to purchase shares of common stock at $8.04 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Mooney – 2,000 shares and Mr. Ryan – 1,200 shares. Includes vested options to purchase shares of common stock at $8.00 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Romita – 1,200 shares.
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

As of September 30, 2013, CMS Bank had $1,263,339 in loans outstanding to director William P. Harrington and a company with which he is affiliated, and $1,040,522 in loans to director Gerry Ryan and a company with which he is affiliated. CMS Bank did not have any other outstanding loans to directors and officers at September 30, 2013; however, we do have outstanding loans to members of certain of these individuals’ families, as well as to certain employees. These loans are made in the ordinary course of our business and are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to customers who do not have a personal or familial relationship with us. Such loans do not involve more than the normal risk of collectibility or present other unfavorable features to CMS Bank.

William P. Harrington, a director, is a partner with Bleakley Platt & Schmidt, LLP (“Bleakley Platt”), a law firm which provides legal services to CMS Bank from time to time, principally involving employment and transactional matters. For the fiscal year ended September 30, 2013, Bleakley Platt received $6,300 for legal services it rendered to CMS Bank. The fees received by Bleakley Platt for professional services rendered to CMS Bank during the year ended September 30, 2013 did not exceed 5% of the firm’s gross revenues.

Gerry Ryan, a director, is an owner of DGC Capital Contracting Corp. (“DGC”), a contracting firm which provides construction services to CMS Bank from time to time. For the fiscal year ended September 30, 2013, DGC received $13,684 for services it rendered to CMS Bank. The fees received by DGC for professional services rendered to CMS Bank during the year ended September 30, 2013 did not exceed 5% of the firm’s gross revenues.

Director Independence

CMS Bancorp uses The NASDAQ Stock Market’s definition of “independence” to determine the independence of its directors. The Board of Directors has determined that each person who served as a director during fiscal year 2013 except for Mr. Ritacco qualified as an “independent” director under The NASDAQ Stock Market’s rules during his or her term of service. In making determinations regarding director independence, the Board of Directors considers the corporate governance standards for independence set forth in The NASDAQ Stock Market Listing Rules (including the more stringent requirements for audit committee members) and all relevant facts and circumstances related to the director, including any transactions between CMS Bancorp or CMS Bank and the director or a related interest of the director, including the following:

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

During each of the fiscal years ended September 30, 2013 and 2012, CMS Bancorp retained BDO USA, LLP and ParenteBeard LLC, respectively, to provide audit and other services and incurred fees as follows:

	Audit Fees(1)	Audit-Related Fees	Tax Fees(2)	All Other Fees		Total

2013	$113,442	—	$15,000	$16,000	(3)	$144,442

2012	$108,423	—	$14,100	$20,027	(3)	$142,550

(1)	Includes (a) professional services rendered for the audit of CMS Bancorp’s annual financial statements and review of financial statements included in Forms 10-Q and (b) services provided annually in connection with statutory and regulatory filings, including filing of Forms 10-K and 10Q. Also includes out-of-pocket expenses.
(2)	Tax fees consisted of fees related to the preparation of CMS Bancorp’s income tax returns.
(3)	Fees for assistance with required XBRL financial statement filing with the Securities and Exchange Commission. All fees in this category are for ParenteBeard, LLC.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are incorporated herein by reference to the indicated pages of the CMS Bancorp, Inc. 2013 Annual Report to Shareholders attached hereto as Exhibit 13.1 in the Exhibit Index below.

Exhibit Index

Exhibit No.	Description

2.1	Amended and Restated Plan of Conversion and Stock Issuance of CMS Bank. (1)

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (2)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (9)

3.3	Certificate of Designations Establishing the Designations, Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Preferred Stock of CMS Bancorp, Inc. filed with the Delaware Secretary of State on May 21, 2013 (10)

3.4	Bylaws of CMS Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of CMS Bancorp, Inc. (2)

4.2	Form of Series A Preferred Stock Certificate of CMS Bancorp, Inc. (10)

4.3	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (3)

4.4	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (3)

10.1	Form of Employee Stock Ownership Plan of CMS Bancorp, Inc. (4)

10.2	Amended and Restated Employment Agreement between John E. Ritacco and CMS Bancorp, Inc. (5)

10.3	Amended and Restated Employment Agreement between John E. Ritacco and CMS Bank. (5)

10.4	Form of Updated Two-Year Change of Control Agreement by and among certain officers, CMS Bank and CMS Bancorp, Inc. (August 2012) (6)

10.5	CMS Bancorp, Inc. 2007 Stock Option Plan. (7)

10.6	CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (7)

10.7	Agreement and Plan of Merger Dated as of August 10, 2012 By and Between CMS Bancorp, Inc. and Customers Bancorp, Inc., as Amended Effective April 22, 2013 (8)

13.1	CMS Bancorp, Inc. 2013 Annual Report to Shareholders.*

14.1	Code of Ethics. (11)

21.1	Subsidiaries of the Registrant*

23.1	Independent Registered Public Accounting Firm’s Consent.*

23.2	Independent Registered Public Accounting Firm’s Consent.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32.1	Section 1350 Certification.*

32.2	Section 1350 Certification.*

101	Interactive data files: (i) Consolidated Statements of Financial Condition, as of September 30, 2013 and 2012, (ii) Consolidated Statements of Operations, Years Ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income, Years Ended September 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity, Years Ended September 30, 2013 and 2012, (v) Consolidated Statements of Cash Flows, Years Ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements**

*	Included herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on February 2, 2007, as amended.
(2)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 30, 2007.
(4)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on January 19, 2007, as amended.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 4, 2011.
(6)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on December 28, 2012.
(7)	Incorporated by reference to the Registrant’s Proxy Statement filed with the Commission on September 21, 2007.
(8)	Incorporated by reference to the Registrant’s Forms 8-K filed with the Commission on August 10, 2012 and April 24, 2013.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on May 24, 2013.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 28, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMS BANCORP, INC .

By:	/ S / JOHN E. RITACCO
John E. Ritacco President and Chief Executive Officer
Date:	December 23, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/ S / WILLIAM M. MOONEY, JR.	Chairman of the Board of Directors	December 23, 2013
William Mooney

/ S / JOHN E. RITACCO	President, Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2013
John E. Ritacco

/ S / STEPHEN E. DOWD	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 23, 2013
Stephen E. Dowd

/ S / WILLIAM V. CUDDY	Director	December 23, 2013
William V. Cuddy

/ S / WILLIAM P. HARRINGTON	Director	December 23, 2013
William P. Harrington

/ S / SUSAN A. MASSARO	Director	December 23, 2013
Susan A. Massaro

/ S / CHERI R. MAZZA	Director	December 23, 2013
Cheri R. Mazza

/ S / MATTHEW G. MCCROSSON	Director	December 23, 2013
Matthew G. McCrosson

/ S / ROBERT P. WEISZ	Director	December 23, 2013
Robert P. Weisz

/ S / GERRY RYAN	Director	December 23, 2013
Gerry Ryan

/ S / MAURO C. ROMITA	Director	December 23, 2013
Mauro C. Romita