Form 10-Q
period 2013-12-31
CMS Bancorp, Inc.
filed 2014-02-12
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 12, 2014, there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1.	Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2013	September 30, 2013
	(Dollars in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$1,386	$2,219
Interest-bearing deposits	1,968	258

Total cash and cash equivalents	3,354	2,477
Securities available for sale	39,389	40,420
Loans held for sale	—	337
Loans receivable, net of allowance for loan losses of $646 and $923, respectively	212,882	207,996
Premises and equipment	2,711	2,742
Federal Home Loan Bank of New York stock, at cost	1,257	1,262
Accrued interest receivable	1,002	954
Other assets	2,124	2,067

Total assets	$262,719	$258,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$216,701	$212,312
Advances from Federal Home Loan Bank of New York	19,784	19,889
Advance payments by borrowers for taxes and insurance	1,493	1,221
Other liabilities	1,977	2,098

Total liabilities	239,955	235,520

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 1,500 shares issued and outstanding (liquidation preference value $1,000 per share)	—	—
Common stock, $.01 par value, authorized shares: 7,000,000; shares issued: 2,055,165; shares outstanding: 1,862,803	21	21
Additional paid-in capital	20,300	20,283
Retained earnings	7,195	7,007
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,274)	(1,288)
Accumulated other comprehensive (loss)	(1,818)	(1,628)

Total stockholders’ equity	22,764	22,735

Total liabilities and stockholders’ equity	$262,719	$258,255

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,
	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,587	$2,577
Securities	182	227
Other interest-earning assets	16	26

Total interest income	2,785	2,830
Interest expense:
Deposits	359	379
Mortgage escrow funds	10	16
Borrowings, short term	5	18
Borrowings, long term	172	174

Total interest expense	546	587

Net interest income	2,239	2,243
Provision for loan losses	100	100

Net interest income after provision for loan losses	2,139	2,143

Non-interest income:
Fees and service charges	41	41
Net gain on sale of loans	40	140
Other	3	2

Total non-interest income	84	183

Non-interest expense:
Salaries and employee benefits	936	1,111
Net occupancy	333	309
Equipment	194	195
Professional fees	140	141
Advertising	14	8
Federal insurance premiums	54	54
Directors’ fees	47	44
Other	160	165

Total non-interest expense	1,878	2,027

Income before income taxes	345	299
Income tax	134	117

Net income	211	182
Preferred stock dividends	23	—

Net income attributable to common shareholders	$188	$182

Net income per common share – basic and diluted	$0.11	$0.11

Weighted average number of common shares outstanding:
Basic	1,735,382	1,729,902
Diluted	1,736,370	1,729,902

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2013	2012
	(Dollars in thousands, except per share data)
Net income	$211	$182

Other comprehensive (loss):
Gross unrealized holding (losses) on securities available for sale, net of deferred income tax of $115 and $40, respectively	(176)	(59)
Retirement plan, net of deferred income tax of $9 and $2, respectively (a)	(14)	(3)

Other comprehensive (loss)	(190)	(62)

Comprehensive income	$21	$120

(a)	Retirement plan amortization and related income tax are reflected in the consolidated statement of operations within the salaries and benefits and income tax expense lines, respectively.

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$211	$182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	88	90
Amortization and accretion, net	63	30
Provision for loan losses	100	100
Deferred income taxes	100	92
ESOP expense	12	11
Stock option expense	10	20
Restricted stock award expense	9	31
Net gain on sale of loans	(40)	(140)
Loans originated for sale	(2,013)	(2,439)
Proceeds from sale of loans originated for sale	2,390	4,759
(Increase) in interest receivable	(48)	(105)
(Increase) decrease in other assets	(33)	2,931
(Decrease) increase in accrued interest payable	(33)	9
(Decrease) in other liabilities	(111)	(214)

Net cash provided by operating activities	705	5,357

Cash flows from investing activities:
Principal repayments and calls on securities available for sale	707	308
Net (increase) in loans receivable	(5,016)	(5,862)
Additions to premises and equipment	(57)	(20)
Redemption of Federal Home Loan Bank of N.Y. stock	5	276

Net cash (used by) investing activities	(4,361)	(5,298)

Cash flows from financing activities:
Net increase in deposits	4,389	13,991
Repayment of advances from Federal Home Loan Bank of N.Y.	(105)	(6,143)
Net increase in payments by borrowers for taxes and insurance	272	1,138
Preferred stock dividends	(23)	—

Net cash provided by financing activities	4,533	8,986

Net increase in cash and cash equivalents	877	9,045
Cash and cash equivalents-beginning	2,477	1,841

Cash and cash equivalents-ending	$3,354	$10,886
Supplemental information:
Cash paid during the period for:
Interest	$579	$578

Income taxes	$186	$—

See notes to consolidated financial statements.

CMS Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The consolidated financial statements include the accounts of CMS Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, CMS Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current presentation.

2. Description of Business, Nature of Operations and Termination of Pending Merger

The Bank was originally chartered in 1887 as Community Savings and Loan, a New York State-chartered savings and loan association. In 1980, it converted to a New York State-chartered savings bank and changed its name to Community Mutual Savings Bank of Southern New York. In 1983, Community Mutual Savings Bank of Southern New York changed its name to Community Mutual Savings Bank. In 2007, the Bank reorganized to a federally-chartered mutual savings bank and simultaneously converted from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, with the concurrent formation of the Company. The Company, a stock holding company for the Bank, conducted a public offering of its common stock in connection with the conversion. After the 2007 conversion and offering, all of the Bank’s stock became owned by the Company. In June 2013, the Bank completed its conversion from a federally-chartered savings bank to a New York state-chartered savings bank after receiving approval from the New York State Department of Financial Services (“NYSDFS”) and non-objection from the Office of the Comptroller of the Currency (“OCC”), and changed its name to CMS Bank. The Company will continue to be regulated as a savings and loan holding company by the Federal Reserve Bank of Philadelphia as long as the Bank continues to meet the requirements to remain a “qualified thrift lender” under the Home Owners’ Loan Act.

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

Effective as of December 31, 2013, CMS Bancorp, Inc. (the “Company”) terminated the previously announced Agreement and Plan of Merger dated as of August 10, 2012 by and between the Company and Customers Bancorp, Inc. (“Customers”), as amended effective as of April 22, 2013 (“Merger Agreement”). The Merger Agreement had called for a termination date by December 31, 2013 if the contemplated merger of the Company and Customers is not completed by that time. The termination date was subject to extension to a later date of March 31, 2014 if certain conditions were satisfied; however, the conditions for extension of the termination date were not satisfied by Customers.

As the Company announced in its press release issued on December 20, 2013, the decision of the CMS Board of Directors to not further extend the Merger Agreement beyond the December 31, 2013 termination date was due to the continued delay and uncertainty in the timing of receipt of regulatory approvals by Customers and Customers’ inability to satisfy the conditions for extending the termination date of the Merger Agreement. The Company determined that not further extending the Merger Agreement beyond the December 31, 2013 termination date was in the Company’s best interest and has provided written notice to Customers of termination of the Merger Agreement under Sections 8.01(c) and 8.01(d)(iii), effective December 31, 2013.

Under the Merger Agreement, Customers is required to pay to the Company a termination fee of $1,000,000 (“Termination Fee”) in the event the Merger Agreement is terminated under Sections 8.01(c) or 8.01(d)(iii), which relate to failure to consummate the merger due to non-receipt of required government approvals by Customers. The Merger Agreement required Customers to pay the Termination Fee within 15 business days of December 31, 2013 (the termination date). To date, the Company has not received the Termination Fee and continues to evaluate its options with respect to enforcement of the Termination Fee payment.

Notwithstanding the termination of the Merger Agreement, Customers continues to hold shares of the Company’s Series A Noncumulative Perpetual Preferred Stock (“Series A Preferred Stock”) pursuant to the terms of such preferred stock as set forth in the Certificate of Designations establishing the designations, powers, preferences, limitations, restrictions, and relative rights of the Series A Preferred Stock filed with the Secretary of State of Delaware on May 21, 2013. For additional information on the Series A Preferred Stock, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 24, 2013.

For information about the original Merger Agreement dated August 10, 2012, the amendment to the Merger Agreement dated April 22, 2013 and the Termination of the Merger Agreement, see the Company’s Current Reports on Form 8-K filed with the SEC on August 10, 2012, April 24, 2013 and January 6, 2014, respectively.

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2013, which are in the Company’s Annual Report for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission (“SEC”) on December 23, 2013.

4. Critical Accounting Policies

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

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

Management’s determination of whether investments, including FHLB stock, are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management’s assessment as to the amount of deferred taxes more likely than not to be realized is based upon estimates of future taxable income, which is subject to revision upon receipt of updated information.

The Company follows Financial Accounting Standards Board (“FASB”) guidance on subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance sets forth the period after the balance sheet date during which management of the reporting entity should evaluate events or transactions that occur for potential recognition in the financial statements. This guidance identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events that occurred after December 31, 2013 and through the date these consolidated financial statements were issued.

5. Net Income Per Share

Basic net income per share was computed by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s employee stock ownership plan, or “ESOP”. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. 185,491 of the 186,479 stock options outstanding were anti-dilutive and therefore excluded from the computation of diluted net income per share for the three months ended December 31, 2013. All outstanding stock options were anti-dilutive and therefore excluded from the computation of diluted net per share for the three months ended December 31, 2012. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating both basic and diluted net income per share until they are committed to be released.

6. Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended December 31,
	2013	2012
	(In Thousands)
Service cost	$—	$—
Interest cost	62	64
Expected return on plan assets	(73)	(66)
Amortization of unrecognized loss	23	5

Total	$12	$3

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

The Company recorded compensation expense with respect to stock options of $10,000 and $20,000 during the three month periods ended December 31, 2013 and 2012, respectively. Unrecognized compensation expense associated with stock option grants as of December 31, 2013 was $118,000.

The Company recorded compensation expense with respect to restricted stock of $9,000 and $31,000 during the three month periods ended December 31, 2013 and 2012, respectively. Unrecognized compensation expense associated with grants of restricted stock as of December 31, 2013 was $84,000.

8. Securities

Securities available for sale as of December 31, 2013 and September 30, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
U.S. Government Agencies:
Due after five but within ten years	$14,991	$—	$805	$14,186
Due after ten years but within fifteen years	5,000	—	544	4,456
Corporate bonds due after five years but within ten years	4,379	—	120	4,259
Municipal bonds:
Due within five years	468	—	3	465
Due after five years but within ten years	3,267	19	34	3,252
Mortgage-backed securities	12,767	191	187	12,771

	$40,872	$210	$1,693	$39,389

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013
U.S. Government Agencies:
Due after five but within ten years	$14,990	$—	$760	$14,230
Due after ten years but within fifteen years	5,000	—	404	4,596
Corporate bonds due after five years but within ten years	4,384	—	78	4,306
Municipal bonds:
Due within five years	988	—	8	980
Due after five years but within ten years	2,753	32	38	2,747
Mortgage-backed securities	13,497	203	139	13,561

	$41,612	$235	$1,427	$40,420

The age of unrealized losses and fair value of related securities available for sale at December 31, 2013 and September 30, 2013 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2013
U.S. Government Agencies	$18,642	$1,347	$—	$—	$18,642	$1,347
Corporate bonds	4,259	120			4,259	120
Municipal bonds	2,309	37			2,309	37
Mortgage-backed securities	4,039	187	—	—	4,039	187

	$29,249	$1,693	$—	$—	$29,249	$1,693

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2013
U.S. Government Agencies	$18,826	$1,164	$—	$—	$18,826	$1,164
Corporate bonds	4,306	78			4,306	78
Municipal bonds	2,625	46			2,625	46
Mortgage-backed securities	4,353	139	—	—	4,353	139

	$30,110	$1,427	$—	$—	$30,110	$1,427

When the fair value of security is below its amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Securities are analyzed quarterly for possible other-than-temporary impairment. In addition to the severity of unrealized losses and the length of time such losses have existed, the analysis considers (i) whether the Company has the intent to sell the securities prior to recovery and/or maturity and (ii) whether it is more likely than not that the Company will have to sell the securities prior to recovery and/or maturity. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s consolidated financial statements.

The unrealized losses reported on securities at December 31, 2013 relate to four securities issued by U.S. Government Agencies, three Corporate bonds, four Municipal bonds and one Mortgage-backed security. These unrealized losses were due to changes in interest rates. The unrealized losses reported on securities at September 30, 2013 relate to four securities issued by U.S. Government Agencies, three Corporate bonds, four Municipal bonds and one Mortgage-backed security. These unrealized losses were due to changes in interest rates.

All mortgage-backed securities are U.S. Government Agencies backed and collateralized by residential mortgages.

There were no sales of securities available for sale during the three month periods ended December 31, 2013 or December 31, 2012.

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

Loan balances as of December 31, 2013 and September 30, 2013 consist of the following:

	December 31, 2013	September 30, 2013
	(In thousands)
Real estate:
One-to-four-family	$91,838	$90,177
Multi-family	25,594	25,771
Non-residential	54,087	50,655
Construction	935	935
Home equity and second mortgages	8,444	8,169

	180,898	175,707
Commercial	32,506	33,089
Consumer	83	103

Total Loans	213,487	208,899
Allowance for loan losses	(646)	(923)
Net deferred loan origination fees and costs	41	20

	$212,882	$207,996

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

The following table summarizes the primary segments of the loan portfolio, including net deferred loan origination fees and costs, as of December 31, 2013 and September 30, 2013:

December 31, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Real estate:
One-to-four-family	$6,465	$85,391	$91,856
Multi-family	—	25,599	25,599
Non-residential	541	53,557	54,098
Construction	—	935	935
Home equity and second mortgages	395	8,050	8,445

	7,401	173,532	180,933
Commercial	—	32,512	32,512
Consumer	—	83	83

Total	$7,401	$206,127	$213,528

September 30, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Real estate:
One-to-four-family	$6,693	$83,493	$90,186
Multi-family	—	25,773	25,773
Non-residential	—	50,660	50,660
Construction	—	935	935
Home equity and second mortgages	471	7,699	8,170

	7,164	168,560	175,724
Commercial	873	32,219	33,092
Consumer	—	103	103

Total	$8,037	$200,882	$208,919

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2013 and September 30, 2013:

December 31, 2013	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Real estate:
One-to-four-family	$—	$—	$6,465	$6,465	$6,431
Multi-family	—	—	—	—	—
Non-residential	—	—	541	541	540
Construction	—	—	—	—	—
Home equity and second mortgages	—	—	395	395	388

	—	—	7,401	7,401	7,359
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$7,401	$7,401	$7,359

September 30, 2013	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Real estate:
One-to-four-family	$—	$—	$6,693	$6,693	$6,658
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	—	—	471	471	462

	—	—	7,164	7,164	7,120
Commercial	—	—	873	873	873
Consumer	—	—	—	—	—

Total	$—	$—	$8,037	$8,037	$7,993

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three month periods ended December 31, 2013 and 2012:

December 31, 2013	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$6,579	$433	$707	$—	$7,719
Interest income recognized on an accrual basis on impaired loans	21	3	—	—	24
Interest income recognized on a cash basis on impaired loans	16	—	—	—	16
December 31, 2012	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$10,659	$617	$—	$14	$11,290
Interest income recognized on an accrual basis on impaired loans	42	4	—	—	46
Interest income recognized on a cash basis on impaired loans	4	1	—	—	5

The following table presents the classes of the loan portfolio summarized by the aggregate Pass (including loans graded Watch) and the classified ratings of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2013 and September 30, 2013:

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate:
One-to-four-family	$88,446	$—	$3,410	$—	$91,856
Multi-family	24,846	753	—	—	25,599
Non-residential	51,802	1,755	541	—	54,098
Construction	935	—	—	—	935
Home equity and second mortgages	8,345	—	100	—	8,445

	174,374	2,508	4,051	—	180,933
Commercial	30,391	2,113	8	—	32,512
Consumer	83	—	—	—	83

Total	$204,848	$4,621	$4,059	$—	$213,528

September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate:
One-to-four-family	$86,077	$—	$4,109	$—	$90,186
Multi-family	25,018	755	—	—	25,773
Non-residential	50,660	—	—	—	50,660
Construction	935	—	—	—	935
Home equity and second mortgages	7,999	—	171	—	8,170

	170,689	755	4,280	—	175,724
Commercial	28,498	3,721	873	—	33,092
Consumer	103	—	—	—	103

Total	$199,290	$4,476	$5,153	$—	$208,919

Management further monitors the performance and credit quality of the loan portfolio by analyzing the delinquency aging of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2013 and September 30, 2013:

December 31, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)
Real estate:
One-to-four-family	$88,091	$—	$213	$—	$3,552	$3,765	$91,856
Multi-family	25,599	—	—	—	—	—	25,599
Non-residential	53,557	—	—	—	541	541	54,098
Construction	935	—	—	—	—	—	935
Home equity and second mortgages	7,872	573	—	—	—	573	8,445

	176,054	573	213	—	4,093	4,879	180,933
Commercial	32,512	—	—	—	—	—	32,512
Consumer	83	—	—	—	—	—	83

Total	$208,649	$573	$213	$—	$4,093	$4,879	$213,528

September 30, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Non- Accrual	Total Past Due	Total
	(In thousands)
Real estate:
One-to-four-family	$86,125	$—	$237	$—	$3,824	$4,061	$90,186
Multi-family	25,773	—	—	—	—	—	25,773
Non-residential	50,660	—	—	—	—	—	50,660
Construction	935	—	—	—	—	—	935
Home equity and second mortgages	8,098	—	—	—	72	72	8,170

	171,591	—	237	—	3,896	4,133	175,724
Commercial	32,206	—	13	—	873	886	33,092
Consumer	103	—	—	—	—	—	103

Total	$203,900	$—	$250	$—	$4,769	$5,019	$208,919

The Company is not committed to lend additional funds on nonaccrual loans at December 31, 2013.

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2013 and September 30, 2013:

December 31, 2013	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)
Real estate:
One-to-four-family	$227	$227	$—
Multi-family	14	14	—
Non-residential	262	262	—
Construction	4	4	—
Home equity and second mortgages	81	81	—

	588	588	—
Commercial	53	53	—
Consumer	5	5	—

Total	$646	$646	$—

September 30, 2013	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)
Real estate:
One-to-four-family	$225	$225	$—
Multi-family	48	48	—
Non-residential	374	374	—
Construction	7	7	—
Home equity and second mortgages	82	82	—

	736	736	—
Commercial	187	187	—
Consumer	—	—	—

Total	$923	$923	$—

The following table summarizes activity in the primary segments of the ALLL for the three month periods ended December 31, 2013 and 2012:

December 31, 2013	Balance September 30, 2013	Charge-offs	Recoveries	Provision	Balance December 31, 2013
	(In thousands)
Real estate:
One-to-four-family	$225	$(44)	$—	$46	$227
Multi-family	48	—	—	(34)	14
Non-residential	374	(324)	—	212	262
Construction	7	—	—	(3)	4
Home equity and second mortgages	82	—	—	(1)	81

	736	(368)	—	220	588
Commercial	187	(9)	—	(125)	53
Consumer	—	—	—	5	5

Total	$923	$(377)	$—	$100	$646

December 31, 2012	Balance September 30, 2012	Charge-offs	Recoveries	Provision	Balance December 31, 2012
	(In thousands)
Real estate:
One-to-four-family	$625	$(218)	$—	$203	$610
Multi-family	35	—	—	(9)	26
Non-residential	67	—	—	(28)	39
Construction	3	—	—	(3)	—
Home equity and second mortgages	71	—	—	23	94

	801	(218)	—	186	769
Commercial	164	—	—	(86)	78
Consumer	2	—	—	—	2

Total	$967	$(218)	$—	$100	$849

The Company has adopted Accounting Standards Update (ASU) No. 2011-02, which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions that would otherwise not be granted to a borrower experiencing or expected to experience financial difficulties in order to maximize the ultimate recovery of a loan. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. In evaluating whether a restructuring constitutes a TDR, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. In conjunction with the Bank’s adoption of ASU No. 2011-02, it determined that no loans were TDRs other than those previously considered as such prior to the adoption. The concessions granted on these loans consisted of interest rate reductions and/or extensions of the loan term. The following table summarizes the TDR during the three month periods ended December 31, 2013 and 2012:

December 31, 2013	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
	(Dollars in thousands)
One-to-four-family	1	$523	$523

December 31, 2012

One-to-four-family	2	$25	$25

A default on a troubled debt restructured loan for purposes of disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three month periods ended December 31, 2013 and 2012, one and no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at December 31, 2013 and September 30, 2013 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
December 31, 2013
Securities available for sale:
U.S. Government Agencies	$18,642	$—	$18,642	$—
Corporate bonds	4,259	—	4,259	—
Municipal bonds	3,717	—	3,717	—
Mortgage-backed securities	12,771	—	12,771	—
Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2013
Securities available for sale:
U.S. Government Agencies	$18,826	$—	$18,826	$—
Corporate bonds	4,306	—	4,306	—
Municipal bonds	3,727	—	3,727	—
Mortgage-backed securities	13,561	—	13,561	—

The Company had no financial assets measured at fair value on a non-recurring basis as of December 31, 2013 or September 30, 2013.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2013 and September 30, 2013:

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

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at December 31, 2013 or September 30, 2013.

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 are summarized as follows:

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
December 31, 2013
Financial assets:
Cash and cash equivalents	$3,354	$3,354	$3,354	$—	$—
Securities available-for-sale	39,389	39,389	—	39,389	—
Loans receivable	212,882	229,314	—	—	229,314
Accrued interest receivable	1,002	1,002	—	1,002	—
Financial liabilities:
Deposits	216,701	218,002	—	218,002	—
FHLB-NY advances	19,784	20,798	—	20,798	—
Accrued interest payable	97	97	—	97	—

The carrying amounts and estimated fair values of financial instruments at September 30, 2013 are summarized as follows:

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2013
Financial assets:
Cash and cash equivalents	$2,477	$2,477	$2,477	$—	$—
Securities available-for-sale	40,420	40,420	—	40,420	—
Loans held for sale	337	337	—	337
Loans receivable	207,996	224,884	—	—	224,884
Accrued interest receivable	954	954	—	954	—
Financial liabilities:
Deposits	212,312	213,595	—	213,595	—
FHLB-NY advances	19,889	20,976	—	20,976	—
Accrued interest payable	130	130	—	130	—

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

11. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB-NY is carried at cost as of December 31, 2013 and September 30, 2013. Management periodically evaluates this common stock for impairment based on assessment of the ultimate recoverability of the cost of the stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of the cost of the stock is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB-NY as compared to the capital stock amount for the FHLB-NY and the length of time this situation has persisted, (2) commitments by the FHLB-NY to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB-NY, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB-NY, and (4) the liquidity position of the FHLB-NY. Management believes no impairment charge was necessary related to the FHLB-NY stock as of December 31, 2013 or September 30, 2013.

12. Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04 “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. Under the modified retrospective transition method, an entity should apply the amendments in this Update by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective. Assets reclassified from real estate to loans as a result of adopting the amendments in this Update should be measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate as a result of adopting the amendments in this Update should be measured at the lower of the net amount of loan receivable or the real estate’s fair value less costs to sell at the time of adoption. For prospective transition, an entity should apply the amendments in this Update to all instances of an entity receiving physical possession of residential real estate property collateralized by consumer mortgage loans that occur after the date of adoption. Early adoption is permitted. This update is not expected to have a material effect on the financial statements of the Company.

13. Commitments and Contingencies

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Item 2.	– Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors including those set forth in Part 1, Item 1A– Risk Factors of our Form 10-K for the year ended September 30, 2013 which was filed with the SEC on December 23, 2013, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	risks relating to the collection of the Termination Fee owed to CMS by Customers;

•	changes in interest rates;

•	our allowance for loan losses may not be sufficient to cover actual loan losses;

•	the risk of loss associated with our loan portfolio;

•	lower demand for loans;

•	changes in our asset quality;

•	other-than-temporary impairment charges for investments;

•	the soundness of other financial institutions;

•	changes in liquidity;

•	changes in the real estate market or local economy;

•	operational challenges or increased costs we may experience in the course of full transition to our new regulators as a result of the complete transfer of the OTS’s functions under the Dodd-Frank Act and the subsequent conversion of CMS Bank’s charter to that of a New York state-chartered savings bank;

•	our ability to retain our executive officers and other key personnel;

•	competition in our primary market area;

•	risk of noncompliance with laws and regulations, including changes in laws and regulations to which we are subject;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents;

•	the low trading volume in our stock;

•	recent developments affecting the financial markets, including the actual and threatened downgrade of U.S. government securities; and

•	risks related to use of technology and cybersecurity.

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

Terminated Merger with Customers Bancorp

On December 20, 2013, the Company announced its decision to not further extend the termination date of the Merger Agreement, as amended, which had called for a termination date by December 31, 2013 if the contemplated merger of the Company and Customers was not completed by that time. On January 6, 2014, the Company filed a Form 8-K announcing that it had terminated the agreement, under the terms and conditions of that agreement as a result of Customers not having made all regulatory filings that were required, to obtain regulatory approval for the purchase of the Company by CMS by December 31, 2013.

Customers issued its own press release on December 20, 2013 announcing termination of the Merger Agreement. The press release contained a misstatement that the Merger Agreement had been terminated by mutual consent of the parties, thereby releasing Customers of its obligation to pay a One Million Dollar ($1,000,000) termination fee to the Company that the parties had previously agreed to if the merger could not close due to Customers’ failure to receive the required regulatory approvals.

The Company did not waive its right to the termination fee, nor did it agree to any terms of mutual termination with Customers, and views Customers’ attempt to evade its obligation to pay the termination fee as an intentional breach of the Merger Agreement. Customers did not have any unilateral right to terminate the Merger Agreement. Customers’ public misstatements about termination of the Merger Agreement prior to December 31, 2013 by mutual consent, and its non-liability for the $1,000,000 terminate fee owed to the Company, are not only false and misleading, but also constitute an intentional breach of the Merger Agreement. As the termination fee has not been paid by Customers in accordance with the Merger Agreement, as amended, the Company is evaluating its options with respect to enforcing payment by Customers of the termination fee. While the Company believes it would succeed on the merits to collect the termination fee from Customers, litigation is subject to inherent risk, and therefore, the Company’s success as to the outcome of litigation cannot be guaranteed. For additional discussion about this risk factor, see Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the U.S. Securities and Exchange Commission on December 23, 2013.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

All financial institutions, including the Company and the Bank, continue to experience the impact of major financial reform legislation, known as the Dodd-Frank Act, that was signed into law by the President on July 21, 2010. Among other things, the Dodd-Frank Act impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation requires new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. Many of the provisions of the Dodd-Frank Act affecting the Company and Bank have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act.

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

Comparison of Financial Condition at December 31, 2013 to September 30, 2013

Total assets increased by $4.4 million, or 1.7%, to $262.7 million at December 31, 2013 from $258.3 million at September 30, 2013. Increases in deposit balances were used to fund loan growth.

Loans receivable were $212.9 million and $208.0 million at December 31, 2013 and September 30, 2013, respectively, representing an increase of $4.9 million, or 2.3%. The increase in loans resulted principally from increases in one-to-four-family and non-residential loans.

As of December 31, 2013 and September 30, 2013, the Bank had $4.1 million and $4.8 million of non-performing loans, respectively, which have been placed on non-accrual status. At December 31, 2013 and September 30, 2013, the Bank had $7.4 million and $8.0 million of loans classified as impaired. At December 31, 2013 and September 30, 2013, none of these impaired loans required specific loss allowances. The impaired loans were primarily the result of difficult general economic conditions, increased unemployment and declines in the local real estate market in prior years. As of December 31, 2013 and September 30, 2013, the allowance for loan losses was 0.30% and 0.44% of loans outstanding, respectively. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. There was no need for any specific allowance for loans individually evaluated for impairment at December 31, 2013 or September 30, 2013. The allowance for loans collectively evaluated for impairment was $646,000 at December 31, 2013 compared to $923,000 at September 30, 2013. The decrease of $277,000 was the result of the write off of $377,000 of loans in the three months ended December 31, 2013, net of a provision for loan losses of $100,000. The allowance allocation, or loss percentages are based on historical charge offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the Federal Deposit Insurance Corporation Uniform Bank Performance Report (“UBPR”) loss experience for the Bank’s Peer Group. As a result of decreases in actual loan losses in the twelve months ended December 31, 2013 compared to 2012, changes in the mix and volume of the loan portfolio, improving economic conditions, lower unemployment, and rising real estate values in the Bank’s primary market area, the allowance declined from September 30, 2013 to December 31, 2013.

Deposits increased by $4.4 million, or 2.1%, from $212.3 million as of September 30, 2013 to $216.7 million as of December 31, 2013. The Bank participates in the Certificate of Deposit Account Registry Service, or “CDARS” network. Retail demand deposits were essentially unchanged from September 30, 2013 to December 31, 2013 while an increase in CDARS deposits of $4.4 million accounted for the majority of the change in total deposits. From September 30, 2013 to December 31, 2013, increases in savings of $1.9 million and demand deposits of $0.6 million were offset by a decrease in money market accounts of $2.7 million. Under the CDARS network, the Bank can transfer deposits into the network (a one way sell transaction), request that the network deposit funds at the Bank (a one way buy transaction), or deposit funds into the network and receive an equal amount of deposits from the network (a reciprocal transfer). The network provides the Bank with an investment vehicle in the case of a one way sell, a liquidity or funding source in the case of a one way buy and the ability to access additional FDIC insurance for customers in the case of a reciprocal transfer. The Bank had $14.2 million and $9.8 million, respectively, of CDARS deposits as of December 31, 2013 and September 30, 2013 and otherwise had no brokered deposits as of December 31, 2013 and September 30, 2013.

Stockholders’ equity increased by $29,000 from September 30, 2013 to December 31, 2013 as a result of net income of $211,000 and additions to equity resulting from accounting for stock-based compensation and the Company’s ESOP, net of the other comprehensive loss of $190,000 and dividends on preferred stock of $23,000. The other comprehensive loss in the three months ended December 31, 2013 resulted primarily from the unrealized losses on available for sale securities resulting from changes in market interest rates.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012

General. The Company recorded net income of $211,000 for the three months ended December 31, 2013, compared to net income of $182,000 for the three months ended December 31, 2012, an increase of $29,000 or 15.9%. The change was primarily due to lower interest expense (decrease of $41,000 in the three months ended December 31, 2013 compared to the three months ended December 31, 2012) and lower non-interest expense (decrease of $149,000 in the three months ended December 31, 2013 compared to the three months ended December 31, 2012), net of lower gain on sale of loans (decrease of $100,000 in the three months ended December 31, 2013 compared to the three months ended December 31, 2012) and lower interest income (decrease of $45,000 in the three months ended December 31, 2013 compared to the three months ended December 31, 2012).

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

	Three Months Ended December 31,
	2013			2012
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Interest-earning assets:
Loans receivable(1)	$210,980	$2,587	4.90%	$202,598	$2,577	5.09%
Securities(2)	40,125	182	1.81%	48,246	227	1.88%
Other interest-earning assets(3)	2,617	16	2.45%	4,374	26	2.38%

Total interest-earning assets	253,722	2,785	4.39%	255,218	2,830	4.44%

Non interest-earning assets	6,211			6,233

Total assets	$259,933			$261,451

Interest-bearing liabilities:
Demand deposits	$48,549	36	0.30%	$46,853	45	0.38%
Savings and club accounts	43,620	28	0.26%	41,820	26	0.25%
Certificates of deposit	92,761	295	1.27%	89,236	308	1.38%
Borrowed money(4)	23,166	187	3.23%	34,429	208	2.42%

Total interest-bearing liabilities	208,096	546	1.05%	212,338	587	1.11%

Non interest-bearing deposits	27,534			26,376
Other liabilities	1,729			897

Total liabilities	237,359			239,611
Total stockholders’ equity	22,574			21,840

Total liabilities and stockholders’ equity	$259,933			$261,451

Interest rate spread		$2,239	3.34%		$2,243	3.33%

Net interest-earning assets/net interest margin	$45,626		3.53%	$42,880		3.52%

Ratio of interest-earning assets to interest-bearing liabilities		1.22x			1.20x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $2.8 million for the three months ended December 31, 2013, was $45,000 lower than interest income for the three months ended December 31, 2012. The decrease in interest income was primarily due to a decrease of $45,000 in interest from securities.

Interest income from loans increased by $10,000 in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase was due to an $8.4 million increase in the average balance, offset by a 19 basis point decline in the average interest rate on loans. The increase in average loan balances was principally in the non-residential real estate loan category, partially offset be a decrease in one-to-four-family mortgages. The decrease in the average yield resulted principally from lower market interest income from loans increased by $10,000 in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase was due to an $8.4 million increase in the average balance, offset by a 19 basis point decline in the average interest rate on loans. The increase in average loan balances was principally in the non-residential real estate loan category, partially offset be a decrease in one-to-four-family mortgages. The decrease in the average yield resulted principally from lower market interest rates. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. The volume of loans sold was lower in the three months ended December 31, 2013 compared to 2012 as a result of market conditions. Higher loan volume increased interest income by $106,000 while the effect of lower interest rates decreased interest income by $96,000.

Interest income from securities decreased by $45,000 in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Interest income from securities declined by $37,000 as a result of lower average balances in the three months ended December 31, 2013 compared to the three months ended December 31, 2012 and declined by $8,000 as a result of lower yields on the securities portfolio. Other interest-earning assets consist of cash equivalents, FHLB-NY stock and loans originated for resale. Interest on these assets declined by $10,000 in the three months ended December 31, 2013 compared to the three months ended December 31, 2012 principally due to lower volume of loans held for resale.

Overall declines in market interest rates reduced the average interest rate on interest-earning assets from 4.44% in the quarter ended December 31, 2012 to 4.39% in the quarter ended December 31, 2013. Of the $45,000 decrease in interest income in the three months ended December 31, 2013 compared to the three months ended December 31, 2012, higher average balances of interest-earning assets caused an increase of $58,000 in interest income, while lower interest rates caused a decrease in interest income of $103,000.

Interest Expense. Interest expense decreased by $41,000, or 7.0%, to $546,000 in the three months ended December 31, 2013 compared to $587,000 in the three months ended December 31, 2012. Interest expense on demand deposits, savings and club accounts and certificates of deposit were comparable in the three month ended December 31, 2013 and 2012. In these categories, lower market interest rates reduced interest expense by $34,000 and increases in volume increased interest expense by $14,000 in the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Interest expense on borrowed money decreased by $21,000 in the three months ended December 31, 2013 compared to December 31, 2012. Decreases in the volume of borrowed money reduced interest expense on borrowed money by $79,000, offset in part by an increase in the average rate from 2.42% in the three months ended December 31, 2012 to 3.23% in the three months ended December 31, 2013. In the three months ended December 31, 2012, borrowed money included a higher portion of low cost short term FHLB borrowings which reduced the overall interest rate on borrowed money. In the three months ended December 31, 2013, borrowed money included a lower portion of low cost short term FHLB borrowings, effectively raising the interest rate on borrowed money in the 2013 period compared to 2012.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.11% in the quarter ended December 31, 2012 to 1.05% in the quarter ended December 31, 2013. Of the $41,000 decrease in interest expense in the three months ended December 31, 2013 compared to the three months ended December 31, 2012, declines in market interest rates reduced interest expense by $65,000, while changes in volume and mix of interest-bearing liabilities caused an increase in interest expense of $24,000.

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

	Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$106	$(96)	$10
Securities	(37)	(8)	(45)
Other interest-earning assets	(11)	1	(10)

Total interest-earning assets	58	(103)	(45)

Interest-bearing liabilities:
Demand deposits	1	(10)	(9)
Savings and club accounts	1	1	2
Certificates of deposit	12	(25)	(13)
Borrowed money	(79)	58	(21)

Total interest-bearing liabilities	(65)	24	(41)

Net interest income	$123	$(127)	$(4)

Net Interest Income. Net interest income of $2.2 million was essentially unchanged in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The decrease in net interest income was primarily attributable to decreases in and changes in the mix of interest-bearing liabilities, and lower interest rates on those liabilities offset in part by changes in the mix of interest-bearing assets, net of lower interest market rates on those assets.

Provision for Loan Losses. As of December 31, 2013 and September 30, 2013, the Bank had $4.1 million and $4.8 million of non-performing loans, respectively, which have been placed on non-accrual status. At December 31, 2013 and September 30, 2013, the Bank had $7.4 million and $8.0 million of loans classified as impaired. At December 31, 2013and September 30, 2013, none of these impaired loans required specific loss allowances. The impaired loans were primarily the result of difficult general economic conditions, increased unemployment and declines in the local real estate market in prior years. As of December 31, 2013 and September 30, 2013, the allowance for loan losses was 0.30% and 0.44% of loans outstanding, respectively. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. There was no need for any specific allowance for loans individually evaluated for impairment at December 31, 2013 or September 30, 2013. The allowance for loans collectively evaluated for impairment was $646,000 at December 31, 2013 compared to $923,000 at September 30, 2013. The decrease of $277,000 was the result of the write off of $377,000 of loans in the three months ended December 31, 2013, net of a provision for loan losses of $100,000. The allowance allocation, or loss percentages are based on historical charge offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the FDIC UBPR loss experience for the Bank’s Peer Group. As a result of decreases in actual loan losses in the twelve months ended December 31, 2013 compared to 2012, changes in the mix and volume of the loan portfolio, improving economic conditions, lower unemployment, and rising real estate values in the Bank’s primary market area, the allowance declined from September 30, 2013 to December 31, 2013.

In the twelve months ended December 31, 2013, loans written off amounted to $728,000 compared to $1.3 million in the twelve months ended December 31, 2012. Impaired loans and non-accrual loans were $7.4 million and $4.1 million, respectively, at December 31, 2013. At their highest levels impaired loans were $11.4 million as of September 30, 2012 and non-accrual loans were $7.4 million as of March 31, 2013. These and other factors which indicate improved credit quality in the loan portfolio, along with improving economic factors were considered in establishing the allowance for loan losses of $646,000 as of December 31, 2013.

Non-interest Income. Non-interest income of $84,000 in the three months ended December 31, 2013 was $99,000 lower than the comparable 2012 period primarily as a result of lower gains on sale of loans due to lower volume in the three months ended December, 31 2013.

Non-interest Expenses. Non-interest expenses decreased by $149,000, for the three months ended December 31, 2013, compared to the prior year period, primarily as a result of headcount reductions, lower incentive compensation costs and lower stock based compensation costs in the three months ended December 31, 2013 compared to 2012.

Income Tax Expense. The income tax expense was $134,000 in the three months ended December 31, 2013 compared to $117,000 in the comparable 2012 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended December 31, 2013 and 2012 was different than the statutory rate as a result of certain non-taxable income and expense items.

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

The primary goals of the Company’s interest rate management strategy are to determine the appropriate level of risk given the business strategy and then manage that risk so as to reduce the exposure of the Company’s net interest income to fluctuations in interest rates. Historically, the Company’s lending activities were dominated by one-to-four family real estate mortgage loans, and in more recent periods, such activities have included increases in non-residential real estate mortgage loans, multi-family and secured commercial loans. The primary source of funds has been deposits, FHLB borrowings, CDARS transactions and brokered certificates of deposit, which have shorter terms to maturity than the loan portfolio. As a result, the Company has employed certain strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to limiting terms of fixed rate one-to-four-family mortgage loan originations which are retained in the Company’s portfolio, selling most of the one-to-four family mortgage originations in the secondary market and focusing on investments with short and intermediate term maturities and borrowing term funds from the FHLB.

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

The table below sets forth the latest available estimated changes in net interest income, as of September 30, 2013, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
400	$9,287	(608)	-6.1%
300	9,430	(465)	-4.7%
200	9,594	(301)	-3.0%
100	9,750	(145)	-1.5%
0	9,895	—	—
-100	9,785	(110)	-1.1%

Liquidity

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

The Company’s primary sources of funds are retail deposits, the CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB-NY advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds, available-for-sale securities or cash equivalents and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and draw upon existing borrowing agreements with the FHLB-NY and the Federal Reserve which provide an additional source of funds. At December 31, 2013 and September 30, 2013, the Company had $19.8 million and $19.9 million of advances from the FHLB-NY, respectively, and CDARS deposits of $14.2 million and $9.8 million, respectively and otherwise had no brokered certificates of deposit.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of December 31, 2013, the Company had cash and cash equivalents of $3.4 million and available for sale securities of $39.4 million. At December 31, 2013, the Company had outstanding commitments to originate loans of $3.6 million and $8.6 million of undisbursed funds from approved lines of credit, homeowners’ equity lines of credit, and secured commercial lines of credit. Retail certificates of deposit scheduled to mature in one year or less at December 31, 2013, totaled $29.3 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company

Cash Flows and Capital Resources

In the three months ended December 31, 2013, net cash provided by operating activities was $705,000 compared to $5.4 million in the same period in 2012. In the three months ended December 31, 2013 and 2012, the net income included non-cash expenses (consisting of depreciation, amortization, provision for loan losses, deferred taxes and stock-based compensation) of $382,000 and $374,000, respectively. Net activity from loans originated for sale provided $337,000 and $2.2 million of cash in the three months ended December 31, 2013 and 2012, respectively.

In the three months ended December 31, 2013 and 2012, investing activities used $4.4 million and $5.3 million, respectively. Net changes in loans used $5.0 million and $5.9 million of cash in the three months ended December 31, 2013 and 2012, respectively.

Net cash provided by financing activities was $4.5 million in the three months ended December 31, 2013, compared to $9.0 million in the three months ended December 31, 2012. In the three months ended December 31, 2012, repayment of FHLB-NY advances used $6.1 million of cash and changes in deposit balances provided $4.4 million and $14.0 million in cash in the three months ended December 31, 2013 and 2013, respectively.

The Company’s overall credit exposure at the FHLB-NY, including borrowings under the overnight line of credit and other term borrowings cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loans and securities pledged as collateral.

The following table sets forth the Bank’s capital position at December 31, 2013, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$22,870	12.75%	≥	$14,349	≥	8.00%	≥	$17,936	≥	10.00%
Core (Tier 1) capital (to risk-weighted assets)	22,224	12.39		N/A		N/A	≥	10,762	≥	6.00
Core (Tier 1) capital (to total adjusted assets)	22,224	8.45	≥	10,517	≥	4.00	≥	13,147	≥	5.00
Tangible capital (to total adjusted assets)	22,224	8.45	≥	3,944	≥	1.50		N/A		N/A

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

Part II: Other Information

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2013.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (1)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (2)

3.3	Certificate of Designations Establishing the Designations, Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Preferred Stock of CMS Bancorp, Inc. filed with the Delaware Secretary of State on May 21, 2013 (4)

3.4	Bylaws of CMS Bancorp, Inc. (1)

4.1	Form of Common Stock Certificate of CMS Bancorp, Inc. (1)

4.2	Form of Series A Preferred Stock Certificate of CMS Bancorp, Inc. (4)

4.3	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (3)

4.4	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101	Interactive data files: (i) Consolidated Statements of Financial Condition as of December 31, 2013 and September 30, 2013 (unaudited), (ii) Consolidated Statements of Income for the Three Months Ended December 31, 2013 and 2012 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended December 31, 2013 and 2012 (unaudited), (iv) Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.**

*	Included herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 30, 2007.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on May 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMS Bancorp, Inc.

Date: February 12, 2014	/s/ JOHN RITACCO
John Ritacco
President and Chief Executive Officer

Date: February 12, 2014	/s/ STEPHEN DOWD
Stephen Dowd
Chief Financial Officer