Form 10-Q
period 2014-03-31
CMS Bancorp, Inc.
filed 2014-05-13
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 13, 2014 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I:  Financial Information

Item 1.  Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2014	September 30, 2013
	(Dollars in thousands,
	except per share data)
ASSETS
Cash and amounts due from depository institutions	$1,167	$2,219
Interest-bearing deposits	3,032	258

Total cash and cash equivalents	4,199	2,477
Securities available for sale	39,750	40,420
Loans held for sale	—	337
Loans receivable, net of allowance for loan losses of $657 and $923, respectively	215,902	207,996
Other real estate owned	235	—
Premises and equipment	2,680	2,742
Federal Home Loan Bank of New York stock, at cost	1,102	1,262
Accrued interest receivable	904	954
Other assets	2,708	2,067

Total assets	$267,480	$258,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$224,028	$212,312
Advances from Federal Home Loan Bank of New York	16,337	19,889
Advance payments by borrowers for taxes and insurance	1,860	1,221
Other liabilities	1,996	2,098

Total liabilities	244,221	235,520

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 1,500 shares issued and outstanding (liquidation preference value $1,000 per share)	—	—
Common stock, $.01 par value, authorized shares: 7,000,000; shares issued: 2,055,165; shares outstanding: 1,862,803	21	21
Additional paid-in capital	20,318	20,283
Retained earnings	7,318	7,007
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,261)	(1,288)
Accumulated other comprehensive (loss)	(1,477)	(1,628)

Total stockholders’ equity	23,259	22,735

Total liabilities and stockholders’ equity	$267,480	$258,255

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,588	$2,595	$5,175	$5,172
Securities	180	224	362	451
Other interest-earning assets	19	23	35	49

Total interest income	2,787	2,842	5,572	5,672

Interest expense:
Deposits	361	367	720	746
Mortgage escrow funds	6	12	16	28
Borrowings, short term	10	11	15	29
Borrowings, long term	170	173	342	347

Total interest expense	547	563	1,093	1,150

Net interest income	2,240	2,279	4,479	4,522
Provision for loan losses	75	268	175	368

Net interest income after provision for loan losses	2,165	2,011	4,304	4,154

Non-interest income:
Fees and service charges	36	43	77	84
Net gain on sale of loans	31	37	71	177
Other	1	2	4	4

Total non-interest income	68	82	152	265

Non-interest expense:
Salaries and employee benefits	978	969	1,914	2,080
Net occupancy	345	324	678	633
Equipment	198	191	392	386
Professional fees	165	117	305	258
Advertising	25	7	39	15
Federal insurance premiums	52	56	106	110
Directors’ fees	55	58	102	102
Other	177	184	337	349

Total non-interest expense	1,995	1,906	3,873	3,933

Income before income taxes	238	187	583	486
Income tax expense	93	68	227	185

Net income	145	119	356	301
Preferred stock dividends	22	—	45	—

Net income attributable to common shareholders	$123	$119	$311	$301

Net income per common share:
Basic and diluted	$0.07	$0.07	$0.18	$0.17

Weighted average number of common shares outstanding:
Basic	1,736,753	1,731,272	1,736,060	1,730,580

Diluted	1,738,788	1,731,272	1,737,441	1,730,580

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
Net income	$145	$119	$356	$301

Other comprehensive income (loss):
Gross unrealized holding gains (losses) on securities available for sale, net of deferred income (tax) benefit of $(233), $84, $(118) and $124	355	(126)	179	(185)
Retirement plan, net of deferred income tax of $9, $2, $18, and $4 (a)	(14)	(3)	(28)	(6)

Other comprehensive income (loss)	341	(129)	151	(191)

Comprehensive income (loss)	$486	$(10)	$507	$110

(a)	Retirement plan amortization and related income tax are reflected in the consolidated statements of income within the salaries and benefits and income tax expense lines, respectively.

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$356	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	180	180
Amortization and accretion, net	109	56
Provision for loan losses	175	368
Deferred income taxes	112	103
ESOP expense	24	22
Stock option expense	20	27
Restricted stock award expense	18	43
Net gain on sale of loans	(71)	(177)
Loans originated for sale	(3,485)	(3,510)
Proceeds from sale of loans originated for sale	3,893	6,113
Decrease in interest receivable	50	24
(Increase) decrease in other assets	(853)	2,911
Decrease in accrued interest payable	(21)	(7)
(Decrease) in other liabilities	(127)	(389)

Net cash provided by operating activities	380	6,065

Cash flows from investing activities:
Principal repayments and calls on securities available for sale	918	4,657
Net (increase) in loans receivable	(8,376)	(10,160)
Additions to premises and equipment	(118)	(22)
Redemption of Federal Home Loan Bank of N.Y. stock	160	685

Net cash (used by) investing activities	(7,416)	(4,840)

Cash flows from financing activities:
Net increase in deposits	11,716	12,956
Repayment of advances from Federal Home Loan Bank of N.Y.	(3,552)	(15,237)
Net increase in payments by borrowers for taxes and insurance	639	950
Preferred stock dividends	(45)	—

Net cash provided by (used by) financing activities	8,758	(1,331)

Net increase (decrease) in cash and cash equivalents	1,722	(106)
Cash and cash equivalents-beginning	2,477	1,841

Cash and cash equivalents-ending	$4,199	$1,735

Supplemental information:
Cash paid during the period for:
Interest	$1,014	$1,157

Income taxes	$204	$—

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

2.  Description of Business, Nature of Operations and Merger Termination

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

Effective as of December 31, 2013, the Company terminated the previously announced Agreement and Plan of Merger dated as of August 10, 2012 by and between the Company and Customers Bancorp, Inc. (“Customers”), as amended effective as of April 22, 2013 (“Merger Agreement”), due to non-receipt by Customers of required government approvals to consummate the merger. The Merger Agreement, as amended, had called for an initial termination date by December 31, 2013 if the contemplated merger of the Company and Customers was not completed by that time.

As provided under the terms of the Merger Agreement, Customers was required to pay to the Company a termination fee of $1,000,000 (“Termination Fee”) in the event the Merger Agreement is terminated under provisions which relate to failure to consummate the merger due to non-receipt of required government approvals by Customers. The Merger Agreement required Customers to pay the Termination Fee within 15 business days of December 31, 2013 (the termination date). To date, the Company has not received the Termination Fee and on March 24, 2014, the Company filed suit in the Eastern District of Pennsylvania to recover the Termination Fee from Customers.

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

For information about the original Merger Agreement dated August 10, 2012, the amendment to the Merger Agreement dated April 22, 2013 and the Termination of the Merger Agreement, see the Company’s Current Reports on Form 8-K filed with the SEC on August 10, 2012, April 24, 2013, January 6, 2014 and March 26, 2014, respectively.

3.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto which are in the Company’s Annual Report for the fiscal year ended September 30, 2013, filed with the SEC on December 23, 2013.

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

5.  Net Income Per Share

Basic net income per share was computed by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s employee stock ownership plan, or “ESOP”. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. 166,179 of the 186,479 stock options outstanding were anti-dilutive and therefore excluded from the computation of diluted net income per share for the three months ended March 31, 2014. 172,179 of the 186,479 stock options outstanding were anti-dilutive and therefore excluded from the computation of diluted net income per share for the six months ended March 31, 2014. All outstanding stock options were anti-dilutive and therefore excluded from the computation of diluted net income per share for the three months and six months ended March 31, 2013. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating both basic and diluted net income per share until they are committed to be released.

6.  Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	62	64	124	128
Expected return on plan assets	(73)	(66)	(146)	(132)
Amortization of unrecognized loss	23	5	46	10

Total	$12	$3	$24	$6

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

The Company recorded compensation expense with respect to stock options of $10,000 and $7,000 during the three month periods ended March 31, 2014 and 2013, respectively, and $20,000 and $27,000 during the six month periods ended March 31, 2014 and 2013, respectively. Unrecognized compensation expense associated with stock option grants as of March 31, 2014 was $108,000.

The Company recorded compensation expense with respect to restricted stock of $9,000 and $12,000 during the three month periods ended March 31, 2014 and 2013, respectively, and $18,000 and $43,000 during the six month periods ended March 31, 2014 and 2013, respectively. Unrecognized compensation expense associated with grants of restricted stock as of March 31, 2014 was $74,000.

8.  Securities

Securities available for sale as of March 31, 2014 and September 30, 2013 were as follows:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government Agencies:
Due after five but within ten years	$14,991	$—	$618	$14,373
Due after ten years but within fifteen years	5,000	—	323	4,677
Corporate bonds due after five years but within ten years	4,374	3	27	4,350
Municipal bonds:				—
Due after one but within five years	1,287	3	4	1,286
Due after five years but within ten years	2,442	36	15	2,463
Mortgage-backed securities	12,551	199	149	12,601

	$40,645	$241	$1,136	$39,750

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government Agencies:
Due after five but within ten years	$14,990	$—	$760	$14,230
Due after ten years but within fifteen years	5,000	—	404	4,596
Corporate bonds due after five years but within ten years	4,384	—	78	4,306
Municipal bonds:				—
Due within five years	988	—	8	980
Due after five years but within ten years	2,753	32	38	2,747
Mortgage-backed securities	13,497	203	139	13,561

	$41,612	$235	$1,427	$40,420

The age of unrealized losses and fair value of related securities available for sale at March 31, 2014 and September 30, 2013 were as follows:

	Less than 12 Months		12 Months or More		Total
March 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Agencies	$9,568	$429	$9,482	$512	$19,050	$941
Corporate bonds	2,299	27	—	—	2,299	27
Municipal bonds	1,615	17	465	2	2,080	19
Mortgage-backed securities	—	—	3,953	149	3,953	149

	$13,482	$473	$13,900	$663	$27,382	$1,136

	Less than 12 Months		12 Months or More		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Agencies	$18,826	$1,164	$—	$—	$18,826	$1,164
Corporate bonds	4,306	78	—	—	4,306	78
Municipal bonds	2,625	46	—	—	2,625	46
Mortgage-backed securities	4,353	139	—	—	4,353	139

	$30,110	$1,427	$—	$—	$30,110	$1,427

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

The unrealized losses reported on securities at March 31, 2014 relate to four securities issued by U.S. Government Agencies, two Corporate bonds, two Municipal bonds and one Mortgage-backed security. These unrealized losses were due to changes in interest rates. The unrealized losses reported on securities at September 30, 2013 relate to four securities issued by U.S. Government Agencies, three Corporate bonds, four Municipal bonds and one Mortgage-backed security. These unrealized losses were due to changes in interest rates.

All mortgage-backed securities are U.S. Government Agencies backed and collateralized by residential mortgages.

There were no sales of securities available for sale during the six month periods ended March 31, 2013 or 2014, respectively.

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

Loan balances as of March 31, 2014 and September 30, 2013 consist of the following:

	March 31, 2014	September 30, 2013
	(In thousands)
Real estate:
One-to-four-family	$90,317	$90,177
Multi-family	25,442	25,771
Non-residential	55,551	50,655
Construction	—	935
Home equity and second mortgages	8,531	8,169

	179,841	175,707
Commercial	36,634	33,089
Consumer	57	103

Total Loans	216,532	208,899
Allowance for loan losses	(657)	(923)
Net deferred loan origination fees and costs	27	20

	$215,902	$207,996

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

Management uses a six category internal risk rating system to monitor the credit quality of the overall loan portfolio that generally follows bank regulatory definitions. Pass graded loans are considered to have average or better than average risk characteristics. They demonstrate satisfactory debt service capacity and coverage along with a generally stable financial position. These loans are performing in accordance with the terms of their loan agreement. The Watch category, a non-bank regulatory category, includes assets that, while performing, demonstrate above average risk through a pattern of declining earnings trends, strained cash flow, increasing leverage, and/or weakening market fundamentals. The Special Mention category includes assets that are currently protected but exhibit potential credit weakness or a downward trend which, if not checked or corrected, will weaken the Bank’s asset or inadequately protect the Bank’s position. Loans in the Substandard category have a well-defined weakness that jeopardizes the orderly liquidation of the debt. For loans in this category, normal repayment from the borrower is in jeopardy and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. All loans greater than 90 days past due are considered Substandard. Loans in the Doubtful category have weaknesses inherent in those classified Substandard with the added provision that the weakness makes collection of debt in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable. The portion of any loan that represents a specific allocation of the allowance for loan losses is placed in the special valuation category. Loans that are deemed incapable of repayment where continuance as an active asset of the Bank is not warranted are charged off as a Loss. The classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off the asset even though partial recovery may be achieved in the future.

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

The following table summarizes the primary segments of the loan portfolio, including net deferred loan origination fees and costs, as of March 31, 2014 and September 30, 2013:

March 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Real estate:
One-to-four-family	$6,183	$84,145	$90,328
Multi-family	—	25,445	25,445
Non-residential	—	55,557	55,557
Construction	—	—	—
Home equity and second mortgages	391	8,141	8,532

	6,574	173,288	179,862
Commercial	546	36,092	36,638
Consumer	—	59	59

Total	$7,120	$209,439	$216,559

September 30, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Real estate:
One-to-four-family	$6,693	$83,493	$90,186
Multi-family	—	25,773	25,773
Non-residential	—	50,660	50,660
Construction	—	935	935
Home equity and second mortgages	471	7,699	8,170

	7,164	168,560	175,724
Commercial	873	32,219	33,092
Consumer	—	103	103

Total	$8,037	$200,882	$208,919

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2014 and September 30, 2013:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
March 31, 2014	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
			(In thousands)
Real estate:
One-to-four-family	$—	$—	$6,183	$6,183	$6,150
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	—	—	391	391	384

	—	—	6,574	6,574	6,534
Commercial	—	—	546	546	545
Consumer	—	—	—	—	—

Total	$—	$—	$7,120	$7,120	$7,079

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
September 30, 2013	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Real estate:
One-to-four-family	$—	$—	$6,693	$6,693	$6,658
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	—	—	471	471	462

	—	—	7,164	7,164	7,120
Commercial	—	—	873	873	873
Consumer	—	—	—	—	—

Total	$—	$—	$8,037	$8,037	$7,993

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three month periods ended March 31, 2014 and 2013:

March 31, 2014	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$6,324	$393	$544	$—	$7,261
Interest income recognized on an accrual basis on impaired loans	21	3	—	—	24
Interest income recognized on a cash basis on impaired loans	12	—	3	—	15

March 31, 2013	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$10,519	$613	$—	$12	$11,144
Interest income recognized on an accrual basis on impaired loans	35	2	—	—	37
Interest income recognized on a cash basis on impaired loans	7	1	—	—	8

The following table presents the average recorded investment in impaired loans and related interest income recognized for the six month periods ended March 31, 2014 and 2013:

March 31, 2014	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$6,452	$413	$625	$—	$7,490
Interest income recognized on an accrual basis on impaired loans	42	6	—	—	48
Interest income recognized on a cash basis on impaired loans	28	—	3	—	31

March 31, 2013	One-to- four- family	Home Equity and Second Mortgages	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$10,589	$615	$—	$13	$11,217
Interest income recognized on an accrual basis on impaired loans	77	6	—	—	83
Interest income recognized on a cash basis on impaired loans	11	2	—	—	13

The following table presents the classes of the loan portfolio summarized by the aggregate Pass (including loans graded Watch) and the classified ratings of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2014 and September 30, 2013:

March 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate:
One-to-four-family	$86,918	$—	$3,410	$—	$90,328
Multi-family	24,692	753	—	—	25,445
Non-residential	55,557	—	—	—	55,557
Construction	—	—	—	—	—
Home equity and second mortgages	8,432	—	100	—	8,532

	175,599	753	3,510	—	179,862
Commercial	32,230	3,868	540	—	36,638
Consumer	59	—	—	—	59

Total	$207,888	$4,621	$4,050	$—	$216,559

September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate:
One-to-four-family	$86,077	$—	$4,109	$—	$90,186
Multi-family	25,018	755	—	—	25,773
Non-residential	50,660	—	—	—	50,660
Construction	935	—	—	—	935
Home equity and second mortgages	7,999	—	171	—	8,170

	170,689	755	4,280	—	175,724
Commercial	28,498	3,721	873	—	33,092
Consumer	103	—	—	—	103

Total	$199,290	$4,476	$5,153	$—	$208,919

Management further monitors the performance and credit quality of the loan portfolio by analyzing the delinquency aging of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2014 and September 30, 2013:

March 31, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	90 Days or More Past Due and Non-Accrual	Total Past Total Due	Total
	(In thousands)
Real estate:
One-to-four-family	$86,697	$—	$480	$—	$3,151	$3,631	$90,328
Multi-family	25,445	—	—	—	—	—	25,445
Non-residential	55,012	—	—	—	545	545	55,557
Construction	—	—	—	—	—	—	—
Home equity and second mortgages	8,433	—	99	—	—	99	8,532

	175,587	—	579	—	3,696	4,275	179,862
Commercial	36,638	—	—	—	—	—	36,638
Consumer	59	—	—	—	—	—	59

Total	$212,284	$—	$579	$—	$3,696	$4,275	$216,559

September 30, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	90 Days or More Past Due and Non-Accrual	Total Past Due	Total
	(In thousands)
Real estate:
One-to-four-family	$86,125	$—	$237	$—	$3,824	$4,061	$90,186
Multi-family	25,773	—	—	—	—	—	25,773
Non-residential	50,660	—	—	—	—	—	50,660
Construction	935	—	—	—	—	—	935
Home equity and second mortgages	8,098	—	—	—	72	72	8,170

	171,591	—	237	—	3,896	4,133	175,724
Commercial	32,206	—	13	—	873	886	33,092
Consumer	103	—	—	—	—	—	103

Total	$203,900	$—	$250	$—	$4,769	$5,019	$208,919

The Company was not committed to lend additional funds on nonaccrual loans at March 31, 2014.

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2014 and September 30, 2013:

March 31, 2014	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
		(In thousands)
Real estate:
One-to-four-family	$242	$242	$—
Multi-family	2	2	—
Non-residential	269	269	—
Construction	—	—	—
Home equity and second mortgages	82	82	—

	595	595	—
Commercial	59	59	—
Consumer	3	3	—

Total	$657	$657	$—

September 30, 2013	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
		(In thousands)
Real estate:
One-to-four-family	$225	$225	$—
Multi-family	48	48	—
Non-residential	374	374	—
Construction	7	7	—
Home equity and second mortgages	82	82	—

	736	736	—
Commercial	187	187	—
Consumer	—	—	—

Total	$923	$923	$—

The following table summarizes activity in the primary segments of the ALLL for the three month periods ended March 31, 2014 and 2013:

March 31, 2014	Balance December 31, 2013	Charge-offs	Recoveries	Provision	Balance March 31, 2014
			(In thousands)
Real estate:
One-to-four-family	$227	$(55)	$—	$70	$242
Multi-family	14	—	—	(12)	2
Non-residential	262	(9)	—	16	269
Construction	4	—	—	(4)	—
Home equity and second mortgages	81	—	—	1	82

	588	(64)	—	71	595
Commercial	53	—	—	6	59
Consumer	5	—	—	(2)	3

Total	$646	$(64)	$—	$75	$657

March 31, 2013	Balance December 31, 2012	Charge-offs	Recoveries	Provision	Balance March 31, 2013
			(In thousands)
Real estate:
One-to-four-family	$610	$(296)	$—	$(70)	$244
Multi-family	26	—	—	23	49
Non-residential	39	—	—	319	358
Construction	—	—	—	7	7
Home equity and second mortgages	94	—	—	(9)	85

	769	(296)	—	270	743
Commercial	78	—	—	(2)	76
Consumer	2	—	—	—	2

Total	$849	$(296)	$—	$268	$821

The following table summarizes activity in the primary segments of the ALLL for the six month periods ended March 31, 2014 and 2013:

March 31, 2014	Balance September 30, 2013	Charge-offs	Recoveries	Provision	Balance March 31, 2014
			(In thousands)
Real estate:
One-to-four-family	$225	$(99)	$—	$116	$242
Multi-family	48	—	—	(46)	2
Non-residential	374	(333)	—	228	269
Construction	7	—	—	(7)	—
Home equity and second mortgages	82	—	—	—	82

	736	(432)	—	291	595
Commercial	187	(9)	—	(119)	59
Consumer	—	—	—	3	3

Total	$923	$(441)	$—	$175	$657

March 31, 2013	Balance September 30, 2012	Charge-offs	Recoveries	Provision	Balance March 31, 2013
			(In thousands)
Real estate:
One-to-four-family	$625	$(514)	$—	$133	$244
Multi-family	35	—	—	14	49
Non-residential	67	—	—	291	358
Construction	3	—	—	4	7
Home equity and second mortgages	71	—	—	14	85

	801	(514)	—	456	743
Commercial	164	—	—	(88)	76
Consumer	2	—	—	—	2

Total	$967	$(514)	$—	$368	$821

The Company has adopted Accounting Standards Update (ASU) No. 2011-02, which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions that would otherwise not be granted to a borrower experiencing or expected to experience financial difficulties in order to maximize the ultimate recovery of a loan. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. In evaluating whether a restructuring constitutes a TDR, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. In conjunction with the Bank’s adoption of ASU No. 2011-02, it determined that no loans were TDRs other than those previously considered as such prior to the adoption. The concessions granted on these loans consisted of interest rate reductions and/or extensions of the loan term. The following table summarizes the TDR during the three month and six month periods ended March 31, 2014 and 2013:

	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
		(Dollars in thousands)
Three Months Ended March 31, 2014
One-to-four-family	1	$339	$346
Commercial	1	$864	$881
Three Months Ended March 31, 2013

One-to-four-family	2	$513	$521

	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
		(Dollars in thousands)
Six Months Ended March 31, 2014
One-to-four-family	2	$862	$869
Commercial	1	$864	$881
Six Months Ended March 31, 2013

One-to-four-family	2	$513	$521

A default on a troubled debt restructured loan for purposes of disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three month and six month periods ended March 31, 2014 and 2013, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at March 31, 2014 and September 30, 2013 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
March 31, 2014
Securities available for sale:
U.S. Government Agencies	$19,050	$—	$19,050	$—
Corporate bonds	4,350	—	4,350	—
Municipal bonds	3,749	—	3,749	—
Mortgage-backed securities	12,601	—	12,601	—
September 30, 2013
Securities available for sale:
U.S. Government Agencies	$18,826	$—	$18,826	$—
Corporate bonds	4,306	—	4,306	—
Municipal bonds	3,727	—	3,727	—
Mortgage-backed securities	13,561	—	13,561	—

The Company had no financial assets measured on a non-recurring basis as of September 30, 2013.

For financial assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
March 31, 2014
Impaired loans	$1,636	$—	$—	$1,636

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

(Dollars in thousands)
Impaired loans	Fair value estimate	Valuation techniques	Unobservable input	Range	Weighted average
March 31, 2014: Impaired Loans	$1,636	Appraisal or discounted cash flows (1)	Liquidation expenses (2)	–11.1% to –37.8%	–22.8%

(1)	Fair value is generally determined through discounted cash flows or independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Includes estimated liquidation expenses.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at March 31, 2014 and September 30, 2013:

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

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at March 31, 2014 or September 30, 2013.

The carrying amounts and estimated fair values of financial instruments at March 31, 2014 and September 30, 2013 are summarized as follows:

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
March 31, 2014
Financial assets:
Cash and cash equivalents	$4,199	$4,199	$4,199	$—	$—
Securities available-for-sale	39,750	39,750	—	39,750	—
Loans receivable	215,902	235,622	—	—	235,622
Accrued interest receivable	904	904	—	904	—
Financial liabilities:
Deposits	224,028	225,333	—	225,333	—
FHLB-NY advances	16,337	16,611	—	16,611	—
Accrued interest payable	109	109	—	109	—

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2013
Financial assets:
Cash and cash equivalents	$2,477	$2,477	$2,477	$—	$—
Securities available-for-sale	40,420	40,420	—	40,420	—
Loans held for sale	337	337	—	337
Loans receivable	207,996	224,884	—	—	224,884
Accrued interest receivable	954	954	—	954	—
Financial liabilities:
Deposits	212,312	213,595	—	213,595	—
FHLB-NY advances	19,889	20,976	—	20,976	—
Accrued interest payable	130	130	—	130	—

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

11.  Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB is carried at cost as of March 31, 2014 and September 30, 2013. Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB, and (4) the liquidity position of the FHLB. Management believes no impairment charge related to the FHLB stock was necessary as of March 31, 2014 or September 30, 2013.

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

As provided under the Merger Agreement, Customers was required to pay to the Company a termination fee of $1,000,000 (“Termination Fee”) when the Merger Agreement was terminated effective December 31, 2013. To date, the Company has not received the Termination Fee and on March 24, 2014, the Company filed suit in the Eastern District of Pennsylvania to recover the Termination Fee from Customers. Given that litigation is subject to inherent risk, there can be no assurances that the Termination fee will ultimately be collected or when the Termination fee will be collected.

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

Terminated Merger with Customers Bancorp

On December 20, 2013, the Company announced its decision to not further extend the termination date of the Merger Agreement, as amended, which had called for a termination date by December 31, 2013 if the contemplated merger of the Company and Customers was not completed by that time. On January 6, 2014, the Company filed a Form 8-K announcing that it had terminated the Merger agreement effective December 31, 2013 as a result of Customers not having met its obligation to receive required regulatory approvals to consummate the merger and not satisfying conditions for extension of the agreement.

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

The Company did not waive its right to the termination fee, nor did it agree to any terms of mutual termination with Customers, and views Customers’ attempt to evade its obligation to pay the termination fee as an intentional breach of the Merger Agreement. Customers did not have any unilateral right to terminate the Merger Agreement. Customers’ public misstatements about termination of the Merger Agreement prior to December 31, 2013 by mutual consent, and its non-liability for the $1,000,000 terminate fee owed to the Company, are not only false and misleading, but also constitute an intentional breach of the Merger Agreement. As the termination fee has not been paid by Customers in accordance with the Merger Agreement, as amended, the Company, on March 24, 2014, filed suit in the Eastern District of Pennsylvania to recover the Termination Fee from Customers. Litigation is subject to inherent risk, and therefore, the Company’s success as to the outcome of litigation cannot be guaranteed. For additional discussion about this risk factor, see Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the U.S. Securities and Exchange Commission on December 23, 2013.

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

Comparison of Financial Condition at March 31, 2014 to September 30, 2013

Total assets increased by $9.2 million, or 3.6%, to $267.5 million at March 31, 2014 from $258.3 million at September 30, 2013. Increases in loan balances and decreases in advances from the FHLB were funded from increases in retail deposits.

Loans receivable were $215.9 million and $208.0 million at March 31, 2014 and September 30, 2013, respectively, representing an increase of $7.9 million, or 3.8%. The increase in loans resulted principally from increases in non-residential and commercial loans.

As of March 31, 2014 and September 30, 2013, the Bank had $3.7 million and $4.8 million of non-performing loans, respectively, which have been placed on non-accrual status. At March 31, 2014 and September 30, 2013, the Bank had $7.1 million and $8.0 million of loans classified as impaired. At March 31, 2014 and September 30, 2013, none of these impaired loans required specific loss allowances. The impaired loans were primarily the result of difficult general economic conditions, increased unemployment and declines in the local real estate market in prior years. As of March 31, 2014 and September 30, 2013, the allowance for loan losses was 0.30% and 0.44% of loans outstanding, respectively. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. There was no need for any specific allowance for loans individually evaluated for impairment at March 31, 2013 or September 30, 2013. The allowance for loans collectively evaluated for impairment was $657,000 at March 31, 2014 compared to $923,000 at September 30, 2013. The decrease of $266,000 was the result of the write off of $441,000 of loans in the six months ended March 31, 2014, net of a provision for loan losses of $175,000. The allowance allocation, or loss percentages are based on historical charge offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the Federal Deposit Insurance Corporation Uniform Bank Performance Report (“UBPR”) loss experience for the Bank’s Peer Group. As a result of decreases in actual loan losses in the proceeding periods, changes in the mix and volume of the loan portfolio, changing economic conditions, unemployment trends, and changing real estate values in the Bank’s primary market area, the allowance declined from September 30, 2013 to March 31, 2014.

Deposits increased by $11.7 million, or 5.5%, from $212.3 million as of September 30, 2013 to $224.0 million as of March 31, 2014. The Bank participates in the Certificate of Deposit Account Registry Service, or “CDARS” network. Increases in retail deposits of $9.3 million and an increase in CDARS deposits of $2.4 million accounted for the majority of the change. Increases in retail deposits resulted from a certificate of deposit promotion, the continued emphasis on developing commercial deposit relationships and local market conditions and higher savings balances, partially offset by money market decreases. Under the CDARS network, the Bank can transfer deposits into the network (a one way sell transaction), request that the network deposit funds at the Bank (a one way buy transaction), or deposit funds into the network and receive an equal amount of deposits from the network (a reciprocal transfer). The network provides the Bank with an investment vehicle in the case of a one way sell, a liquidity or funding source in the case of a one way buy and the ability to access additional FDIC insurance for customers in the case of a reciprocal transfer. The Bank had $12.2 million and $9.8 million, respectively, of CDARS deposits as of March 31, 2014 and September 30, 2013 and otherwise had no brokered deposits as of March 31, 2014 and September 30, 2013.

Stockholders’ equity increased by $524,000 from September 30, 2013 to March 31, 2014 as a result of net income of $356,000 and additions to equity resulting from accounting for stock-based compensation and the Company’s ESOP, and other comprehensive income of $151,000, net of dividends on preferred stock of $45,000. The other comprehensive income in the six months ended March 31, 2014 resulted primarily from the decrease in unrealized losses on available for sale securities due to changes in market interest rates.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General. The Company recorded net income of $145,000 for the three months ended March 31, 2014, compared to net income of $119,000 for the three months ended March 31, 2013. The change was primarily due to a lower provision for loan losses ($75,000 in the three months ended March 31, 2014 compared to $268,000 in the three months ended March 31, 2013), partially offset by higher non-interest expenses ($2.0 million in the three months ended March 31, 2014 compared to $1.9 million in the three months ended March 31, 2013. The three months ended March 31, 2014 also included a dividend on preferred stock of $22,000 compared to none in the three months ended March 31, 2013.

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

	Three Months Ended March 31,
	2014			2013
	(Dollars in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable(1)	$213,619	$2,588	4.85%	$208,807	$2,595	4.97%
Securities(2)	39,295	180	1.83%	46,554	224	1.92%
Other interest-earning assets(3)	3,861	19	1.97%	4,116	23	2.24%

Total interest-earning assets	256,775	2,787	4.34%	259,477	2,842	4.38%

Non interest-earning assets	6,249			6,044

Total assets	$263,024			$265,521

Interest-bearing liabilities:
Demand deposits	$47,375	35	0.30%	$48,563	47	0.39%
Savings and club accounts	44,583	27	0.24%	42,314	25	0.24%
Certificates of deposit	97,415	299	1.23%	94,002	295	1.26%
Borrowed money(4)	20,747	186	3.59%	27,919	196	2.81%

Total interest-bearing liabilities	210,120	547	1.04%	212,798	563	1.06%

Non interest-bearing deposits	28,790			30,243
Other liabilities	1,558			375

Total liabilities	240,468			243,416
Total stockholders’ equity	22,556			22,105

Total liabilities and stockholders’ equity	$263,024			$265,521

Interest rate spread		$2,240	3.30%		$2,279	3.32%

Net interest-earning assets/net interest margin	$46,655		3.49%	$46,679		3.51%

Ratio of interest-earning assets to interest-bearing liabilities		1.22x			1.22x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $2.8 million for the three months ended March 31, 2014, was $55,000 lower than interest income for the three months ended March 31, 2013. The decrease in interest income was primarily due to a decrease of $44,000 in interest from securities.

Interest income from loans decreased by $7,000 in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was due to a $4.8 million, or 2.3%, increase in the average balance of loans from $208.8 million in the three months ended March 31, 2013 to $213.6 million in the three months ended March 31, 2013, more than offset by a 12 basis point decrease in the average interest rate earned on those loans. The increase in average loan balances includes loans in the non-residential real estate and commercial loan categories, net of a decrease in one-to-four-family residential mortgages. The decrease in the average yield resulted principally from lower market interest rates. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. Higher loan volume increased interest income by $58,000 while the effect of lower interest rates decreased interest income by $65,000.

Interest income from securities decreased by $44,000 in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Interest income from securities declined by $34,000 as a result of lower average balances in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and declined by $10,000 as a result of lower yields on the securities portfolio. Average balances were lower in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as the repayments of securities and calls were used to fund loan growth. Other interest-earning assets consist of cash equivalents, FHLB stock and loans originated for resale. Interest on these assets declined by $4,000 in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, principally due to lower FHLB dividends.

Overall declines in interest rates reduced the average interest rate on interest-earning assets from 4.38% in the quarter ended March 31, 2013 to 4.34% in the quarter ended March 31, 2014. Of the $55,000 decrease in interest income in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, higher average balances of interest-earning assets caused an increase of $23,000 in interest income, while lower interest rates caused a decrease in interest income of $78,000.

Interest Expense. Interest expense decreased by $16,000, or 2.8%, to $547,000 in the three months ended March 31, 2014 compared to $563,000 in the three months ended March 31, 2013. The decrease in average balances of interest bearing-liabilities in the 2014 period reduced interest expense by $45,000, while changes in the mix of borrowed money caused an overall increase in interest expense related to mix and rate of $29,000.

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

	Three Months Ended March 31, 2014
	Compared to
	Three Months Ended March 31, 2013
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$58	$(65)	$(7)
Securities	(34)	(10)	(44)
Other interest-earning assets	(1)	(3)	(4)

Total interest-earning assets	23	(78)	(55)

Interest-bearing liabilities:
Demand deposits	(1)	(11)	(12)
Savings and club accounts	1	1	2
Certificates of deposit	11	(7)	4
Borrowed money	(56)	46	(10)

Total interest-bearing liabilities	(45)	29	(16)

Net interest income	$(68)	$107	$39

Net Interest Income. Net interest income decreased $39,000, or 1.7%, to $2.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease in net interest income was primarily attributable to lower balances of average interest-earning assets, and lower yields on those assets, lower average balances of interest-bearing liabilities and changes in the mix of interest-bearing liabilities, and lower interest rates on those liabilities.

Provision for Loan Losses.

As of March 31, 2014 and September 30, 2013, the Bank had $3.7 million and $4.8 million of non-performing loans, respectively, which have been placed on non-accrual status. At March 31, 2014 and September 30, 2013, the Bank had $7.1 million and $8.0 million of loans classified as impaired. At March 31, 2014 and September 30, 2013, none of these impaired loans required specific loss allowances. The impaired loans were primarily the result of difficult general economic conditions, increased unemployment and declines in the local real estate market in prior years. As of March 31, 2014 and September 30, 2013, the allowance for loan losses was 0.30% and 0.44% of loans outstanding, respectively. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. There was no need for any specific allowance for loans individually evaluated for impairment at March 31, 2014 or September 30, 2013. The allowance for loans collectively evaluated for impairment was $657,000 at March 31, 2014 compared to $923,000 at September 30, 2013. The decrease of $266,000 was the result of the write off of $441,000 of loans in the six months ended March 31, 2014, net of a provision for loan losses of $175,000. The allowance allocation, or loss percentages are based on historical charge offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the Federal Deposit Insurance Corporation Uniform Bank Performance Report (“UBPR”) loss experience for the Bank’s Peer Group. As a result of changes in the expected recovery of non-performing loans and in the mix and volume of the loan portfolio, economic conditions, unemployment, changes in real estate values in the Bank’s primary market area, and an analysis commercial real estate cash flows, $75,000 and $268,000 was provided for loan losses in the three month periods ended March 31, 2014 and 2013, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $68,000 in the three months ended March 31, 2014 was lower than the $82,000 in the comparable 2013 period primarily as a result of lower gains on sale of loans and lower fees and service charges in the three months ended March 31, 2014 compared to the comparable 2013 period.

Non-interest Expenses. Non-interest expenses increased by $89,000, for the three months ended March 31, 2014, compared to the comparable prior year period. Non-interest expense in the three months ended March 31, 2014 included higher costs related to occupancy, advertising and legal fees in connection with loan collection efforts and the litigation with Customers Bank.

Income Tax Expense. The income tax expense was $93,000 in the three months ended March 31, 2014 compared to $68,000 in the comparable 2013 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended March 31, 2014 and 2013 was different than the statutory rate as a result of certain non-taxable income and expense items.

Comparison of Operating Results for the Six Months Ended March 31, 2014 and 2013

General. The Company recorded net income of $356,000 for the six months ended March 31, 2014, compared to net income of $301,000 for the six months ended March 31, 2013. The change was primarily due to lower net interest income, a lower provision for loan losses ($175,000 in the six months ended March 31, 2014 compared to $368,000 in the six months ended March 31, 2013) and lower gain on sale of loans in the 2014 period, net of lower non-interest expenses in the six months ended March 31, 2014, compared to the 2013 period. The six months ended March 31, 2014 also included a dividend on preferred stock of $45,000 compared to none in the three months ended March 31, 2013.

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

	Six Months Ended March 31,
	2014			2013
	(Dollars in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable(1)	$212,300	$5,175	4.88%	$205,703	$5,172	5.03%
Securities(2)	39,710	362	1.82%	47,400	451	1.90%
Other interest-earning assets(3)	3,239	35	2.16%	4,245	49	2.31%

Total interest-earning assets	255,249	5,572	4.37%	257,348	5,672	4.41%

Non interest-earning assets	6,230			6,137

Total assets	$261,479			$263,485

Interest-bearing liabilities:
Demand deposits	$47,962	71	0.30%	$47,708	92	0.39%
Savings and club accounts	44,102	55	0.25%	42,067	51	0.24%
Certificates of deposit	95,088	594	1.25%	91,619	603	1.32%
Borrowed money(4)	21,957	373	3.40%	31,174	404	2.59%

Total interest-bearing liabilities	209,109	1,093	1.05%	212,568	1,150	1.08%

Non interest-bearing deposits	28,162			28,310
Other liabilities	1,643			634

Total liabilities	238,914			241,512
Total stockholders’ equity	22,565			21,973

Total liabilities and stockholders’ equity	$261,479			$263,485

Interest rate spread		$4,479	3.32%		$4,522	3.33%

Net interest-earning assets/net interest margin	$46,140		3.51%	$44,780		3.51%

Ratio of interest-earning assets to interest-bearing liabilities		1.22x			1.21x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $5.6 million for the six months ended March 31, 2014, was $100,000 lower than interest income for the six months ended March 31, 2013. The decrease in interest income was primarily due to a decrease of $89,000 in interest from investments.

Interest income from loans was essentially unchanged in the six months ended March 31, 2014 compared to the six months ended March 31, 2013. Interest income increased by $161,000, as a result of a $6.6 million increase in the average balance of loans to $212.3 million in the six months ended March 31, 2014 from $205.7 million in the six months ended March 31, 2013, net of a decrease of $158,000 due to a 15 basis point decline in the average interest rate on loans. The increase in average loan balances includes loans in the non-residential real estate and commercial loan categories. The decrease in the average yield resulted principally from lower market interest rates. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk.

Interest income from securities decreased by $89,000 in the six months ended March 31, 2014 compared to the six months ended March 31, 2013. Interest income from securities declined by $71,000 as a result of lower average balances in the six months ended March 31, 2014 compared to the six months ended March 31, 2013 and declined by $18,000 as a result of lower yields on the securities portfolio. Average balances were lower in the six months ended March 31, 2014 compared to the six months ended March 31, 2013 as the proceeds of security sales and calls were partially used to fund loan growth. The lower yields in the six months ended March 31, 2014 compared to March 31, 2013 resulted from market conditions. Other interest-earning assets consist of cash equivalents, FHLB-NY stock and loans originated for resale. Interest on these assets declined by $14,000 in the six months ended March 31, 2014 compared to the six months ended March 31, 2013 due to lower FHLB dividends and lower volume of loans held for sale.

Overall declines in interest rates reduced the average interest rate on interest-earning assets from 4.41% in the quarter ended March 31, 2013 to 4.37% in the quarter ended March 31, 2014. Of the $100,000 decrease in interest income in the six months ended March 31, 2014 compared to the six months ended March 31, 2013, higher average balances of interest-earning assets caused an increase of $79,000 in interest income, while lower interest rates caused a decrease in interest income of $179,000.

Interest Expense. Interest expense decreased by $57,000, or 5.0%, to $1.1 million in the six months ended March 31, 2014 compared to the six months ended March 31, 2013. Interest expense on deposits decreased by $26,000 in the six months ended March 31, 2014 compared to the six months ended March 31, 2013 principally due to lower interest rates paid on those money market deposits. Interest on certificates of deposit decreased by $9,000 in the six months ended March 31, 2014 compared to the six months ended March 31, 2013 due to lower interest rates paid on those deposits, offset in part by higher average balances.

Interest expense on borrowed money decreased by $37,000 in the six months ended March 31, 2014 compared to March 31, 2013. Decreases in the volume of borrowed money reduced interest expense on borrowed money by $137,000, offset in part by an increase in the average rate from 2.59% in the six months ended March 31, 2013 to 3.40% in the six months ended March 31, 2014. In the six months ended March 31, 2013, borrowed money included a higher portion of low cost short term FHLB borrowings which reduced the overall interest rate on borrowed money. In the six months ended March 31, 2014, borrowed money included a lower portion of low cost short term FHLB borrowings, effectively raising the interest rate on borrowed money in the 2014 period compared to 2013.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.08% in the six months ended March 31, 2013 to 1.05% in the six months ended March 31, 2014. Of the $57,000 decrease in interest expense in the six months ended March 31, 2014 compared to the six months ended March 31, 2013, declines in the average balance of interest-bearing liabilities reduced interest expense by $112,000, while changes in volume and mix of interest-bearing liabilities caused an increase in interest expense of $55,000.

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

	Six Months Ended March 31, 2014
	Compared to
	Six Months Ended March 31, 2013
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$161	$(158)	$3
Securities	(71)	(18)	(89)
Other interest-earning assets	(11)	(3)	(14)

Total interest-earning assets	79	(179)	(100)

Interest-bearing liabilities:
Demand deposits	—	(21)	(21)
Savings and club accounts	2	2	4
Certificates of deposit	23	(32)	(9)
Borrowed money	(137)	106	(31)

Total interest-bearing liabilities	(112)	55	(57)

Net interest income	$191	$(234)	$(43)

Net Interest Income. Net interest income decreased $43,000, or 1.0%, to $4.5 million for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The decrease in net interest income was primarily attributable to lower balances of average interest-earning assets, and lower yields on those assets, lower average balances of interest-bearing liabilities and changes in the mix of interest-bearing liabilities, and lower interest rates on those liabilities.

Provision for Loan Losses. As of March 31, 2014 and September 30, 2013, the Bank had $3.7 million and $4.8 million of non-performing loans, respectively, which have been placed on non-accrual status. At March 31, 2014 and September 30, 2013, the Bank had $7.1 million and $8.0 million of loans classified as impaired. At March 31, 2014 and September 30, 2013, none of these impaired loans required specific loss allowances. The impaired loans were primarily the result of difficult general economic conditions, increased unemployment and declines in the local real estate market in prior years. As of March 31, 2014 and September 30, 2013, the allowance for loan losses was 0.30% and 0.44% of loans outstanding, respectively. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. There was no need for any specific allowance for loans individually evaluated for impairment at March 31, 2014 or September 30, 2013. The allowance for loans collectively evaluated for impairment was $657,000 at March 31, 2014 compared to $923,000 at September 30, 2013. The decrease of $266,000 was the result of the write off of $441,000 of loans in the six months ended March 31, 2014, net of a provision for loan losses of $175,000. The allowance allocation, or loss percentages are based on historical charge offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the Federal Deposit Insurance Corporation Uniform Bank Performance Report (“UBPR”) loss experience for the Bank’s Peer Group. As a result of changes in the expected recovery of non-performing loans and in the mix and volume of the loan portfolio, economic conditions, unemployment, changes in real estate values in the Bank’s primary market area, and an analysis commercial real estate cash flows, $175,000 and $368,000 was provided for loan losses in the six month periods ended March 31, 2014 and 2013, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $152,000 in the six months ended March 31, 2014 was lower than the $265,000 in the comparable 2013 period primarily as a result of market conditions which caused lower gains on sale of loans due to lower volume in the six months ended March 31, 2014.

Non-interest Expenses. Non-interest expenses decreased by $60,000, for the six months ended March 31, 2014, compared to the prior year period. Non-interest expense in the six months ended March 31, 2014 included lower costs of salaries and benefits resulting from headcount reductions, lower incentive compensation costs and lower stock based compensation costs, net of higher costs related to occupancy, advertising and legal fees in connection with loan collection efforts and the litigation with Customers Bank.

Income Tax Expense. The income tax expense was $227,000 in the six months ended March 31, 2014 compared to $185,000 in the comparable 2013 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the six months ended March 31, 2014 and 2013 was different than the statutory rate as a result of certain non-taxable income and expense items.

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

The table below sets forth the latest available estimated changes in net interest income, as of December 31, 2013, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
		Dollar	Percent
	Amount	Change	Change
	(Dollars in thousands)
400	$9,461	$(679)	-6.7%
300	9,637	(503)	-5.0%
200	9,819	(321)	-3.2%
100	9,980	(160)	-1.6%
0	10,140	—	0.0%
(100)	10,077	(63)	-0.6%

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

The Company’s primary sources of funds are retail deposits, the CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds, available-for-sale securities or cash equivalents and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and draw upon existing borrowing agreements with the FHLB and the Federal Reserve which provide an additional source of funds. At March 31, 2014 and September 30, 2013, the Company had $16.3 million and $19.9 million of advances from the FHLB, respectively, and CDARS deposits of $12.2 million and $9.8 million, respectively and had no brokered certificates of deposit as of either date.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of March 31, 2014, the Company had cash and cash equivalents of $4.2 million and available for sale securities of $39.8 million. At March 31, 2014, the Company had outstanding commitments to originate loans of $0.7 million and $13.0 million of undisbursed funds from approved lines of credit, homeowners’ equity lines of credit, and secured commercial lines of credit. Retail certificates of deposit scheduled to mature in one year or less at March 31, 2014, totaled $34.2 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Cash Flows and Capital Resources

In the six months ended March 31, 2014, net cash provided by operating activities was $0.4 million compared to net cash provided by operating activities of $6.1 million in the same period in 2013. In the six months ended March 31, 2014 and 2013, the net income included non-cash expenses (consisting of depreciation, amortization, provision for loan losses, deferred taxes and stock-based compensation) of $638,000 and $799,000, respectively. Net activity from loans originated for sale provided $300,000 and $2.4 million of cash in the six months ended March 31, 2014 and 2013, respectively.

In the six months ended March 31, 2014 and 2013, investing activities used $7.4 million and $4.8 million of cash, respectively. In the six months ended March 31, 2014 and 2013, net securities transactions provided $0.9 million and $4.7 million of cash, respectively. Net changes in loans used $8.4 million and $10.2 million of cash in the six months ended March 31, 2014 and 2013, respectively.

Net cash provided by financing activities was $8.8 million in the six months ended March 31, 2014 compared to net cash used by financing activities of $1.3 million in the six months ended March 31, 2013. In the six months ended March 31, 2014 and 2013, repayment of FHLB-NY advances used $3.6 million and $15.2 million of cash, respectively, and increases in deposit balances provided $11.7 million and $13.0 million of cash, respectively.

The Company’s overall credit exposure at the FHLB, including borrowings under the Overnight Advance line of credit and other term borrowings cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loans and securities pledged as collateral. The Company also has a $4.5 million Fed Funds line of credit with Zions Bank, which was not drawn upon.

The following table sets forth the Bank’s capital position at March 31, 2014, compared to the minimum regulatory capital requirements:

							To be Well
							Capitalized under
			For Capital Adequacy				Prompt Corrective
	Actual		Purposes				Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$23,106	12.26%	>	$15,072	>	8%	>	$18,841	>	10%
Core (Tier 1) capital (to risk-weighted assets)	22,449	11.92		N/A		N/A		11,304		6
Core (Tier 1) capital (to total adjusted assets)	22,449	8.39	>	10,702	>	4	>	13,378	>	5
Tangible capital (to total adjusted assets)	22,449	8.39	>	4,013	>	1.5	>	N/A	>	N/A

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

Part II: Other Information

Item 1.  Legal Proceedings

On March 24, 2014, the Company commenced an action in the United States District Court for the Eastern District of Pennsylvania against Customers Bancorp, Inc. to recover compensation owed to the Company—including payment of a $1 million termination fee and reimbursement of attorney’s fees—by Customers under the now-terminated Merger Agreement with Customers. As previously announced, the Merger Agreement was terminated by the Company effective December 31, 2013 due to non-receipt of required government approvals by Customers pursuant to the Merger Agreement’s terms.

The Company asserts that Customers is required to pay the termination fee pursuant the Merger Agreement, which obligated Customers to pay the termination fee in the event the agreement was terminated as a result of Customers’ failure to receive the required governmental approvals to consummate the merger. The pending litigation is in its early stages, and it is premature to assess the likelihood of a favorable outcome for the Company. The Company intends to vigorously pursue its claims.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2013.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (1)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (2)

3.3	Amended and Restated Bylaws of CMS Bancorp, Inc. (3)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (1)

4.2	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (4)

4.3	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (4)

4.4	Form of Series A Preferred Stock Certificate of CMS Bancorp, Inc. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101	Interactive data files: (i) Consolidated Statements of Financial Condition as of March 31, 2014 and September 30, 2013 (unaudited), (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2014 and 2013 (unaudited), (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.**

*	Included herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 28, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 30, 2007.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on May 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMS Bancorp, Inc.

Date: May 13, 2014	/s/ JOHN RITACCO
John E. Ritacco
President and Chief Executive Officer

Date: May 13, 2014	/s/ STEPHEN DOWD
Stephen E. Dowd
Chief Financial Officer