Form 10-Q
period 2014-06-30
CMS Bancorp, Inc.
filed 2014-08-08
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2014	September 30, 2013
	(Dollars in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$1,536	$2,219
Interest-bearing deposits	1,282	258

Total cash and cash equivalents	2,818	2,477
Securities available for sale	40,172	40,420
Loans held for sale	—	337
Loans receivable, net of allowance for loan losses of $695 and $923, respectively	223,229	207,996
Other real estate owned	196	—
Premises and equipment	2,655	2,742
Federal Home Loan Bank of New York stock, at cost	1,141	1,262
Accrued interest receivable	1,006	954
Other assets	1,828	2,067

Total assets	$273,045	$258,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$228,115	$212,312
Advances from Federal Home Loan Bank of New York	17,041	19,889
Advance payments by borrowers for taxes and insurance	1,925	1,221
Other liabilities	2,143	2,098

Total liabilities	249,224	235,520

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 1,500 shares issued and outstanding (liquidation preference value $1,000 per share)	—	—
Common stock, $.01 par value, authorized shares: 7,000,000; shares issued: 2,055,165; shares outstanding: 1,862,803	21	21
Additional paid-in capital	20,336	20,283
Retained earnings	7,466	7,007
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,248)	(1,288)
Accumulated other comprehensive (loss)	(1,094)	(1,628)

Total stockholders’ equity	23,821	22,735

Total liabilities and stockholders’ equity	$273,045	$258,255

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,683	2,620	7,858	7,792
Securities	179	196	541	647
Other interest-earning assets	16	20	51	69

Total interest income	2,878	2,836	8,450	8,508

Interest expense:
Deposits	378	364	1,098	1,110
Mortgage escrow funds	6	12	22	40
Borrowings, short term	2	2	17	31
Borrowings, long term	170	177	512	524

Total interest expense	556	555	1,649	1,705

Net interest income	2,322	2,281	6,801	6,803
Provision for loan losses	50	25	225	393

Net interest income after provision for loan losses	2,272	2,256	6,576	6,410

Non-interest income:
Fees and service charges	40	40	117	124
Net gain on sale of loans	3	52	74	229
Other	7	6	11	10

Total non-interest income	50	98	202	363

Non-interest expense:
Salaries and employee benefits	977	981	2,891	3,061
Net occupancy	325	307	1,003	940
Equipment	202	189	594	575
Professional fees	216	(97)	521	161
Advertising	15	6	54	21
Federal insurance premiums	52	57	158	167
Directors’ fees	61	57	163	159
Other	200	173	537	522

Total non-interest expense	2,048	1,673	5,921	5,606

Income before income taxes	274	681	857	1,167
Income tax expense	104	180	331	365

Net income	170	501	526	802
Preferred stock dividends	22	10	67	10

Net income attributable to common shareholders	$148	$491	$459	$792

Net income per common share:
Basic and diluted	$0.09	0.28	0.26	0.46

Weighted average number of common shares outstanding:
Basic	1,738,123	1,732,642	1,736,747	1,731,267

Diluted	1,741,444	1,733,470	1,738,803	1,731,791

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$170	$501	$526	$802

Other comprehensive income (loss):
Gross unrealized holding gains (losses) on securities available for sale, net of deferred income (tax) benefit of $(261), $629, $(379) and $753	397	(955)	576	(1,140)
Retirement plan, net of deferred income tax of $9, $2, $27, and $6 (a)	(14)	(3)	(42)	(9)

Other comprehensive income (loss)	383	(958)	534	(1,149)

Comprehensive income (loss)	$553	$(457)	$1,060	$(347)

(a)	Retirement plan amortization and related income tax are reflected in the consolidated statements of income within the salaries and benefits and income tax expense lines, respectively.

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$526	$802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	275	268
Amortization and accretion, net	156	95
Provision for loan losses	225	393
Write down of other real estate owned	43	—
Deferred income taxes	94	270
ESOP expense	36	35
Stock option expense	30	43
Restricted stock award expense	27	45
Net gain on sale of loans	(74)	(229)
Loans originated for sale	(3,485)	(5,817)
Proceeds from sale of loans originated for sale	3,896	8,472
(Increase) in interest receivable	(52)	(50)
(increase) decrease in other assets	(207)	3,155
Increase in accrued interest payable	1	1
(Decrease) in other liabilities	(25)	(80)

Net cash provided by operating activities	1,466	7,403

Cash flows from investing activities:
Principal repayments and calls on securities available for sale	1,137	5,183
Net (increase) in loans receivable	(15,787)	(8,987)
Additions to premises and equipment	(188)	(32)
Redemption of Federal Home Loan Bank of N.Y. stock	121	723

Net cash (used by) investing activities	(14,717)	(3,113)

Cash flows from financing activities:
Net increase in deposits	15,803	11,901
Net repayment of advances from Federal Home Loan Bank of N.Y.	(2,848)	(16,181)
Proceeds of sale of preferred stock	—	1,455
Net increase in payments by borrowers for taxes and insurance	704	947
Preferred stock dividends	(67)	(10)

Net cash provided by (used by) financing activities	13,592	(1,888)

Net increase in cash and cash equivalents	341	2,402
Cash and cash equivalents-beginning	2,477	1,841

Cash and cash equivalents-ending	$2,818	$4,243

Supplemental information:
Cash paid during the period for:
Interest	$1,648	$1,704

Income taxes	$134	$8

Other:
Real estate owned acquired in settlement of loans	$235	$518

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

2. Description of Business and Nature of Operations

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

As previously announced, effective December 31, 2013, the Company terminated a merger agreement dated as of August 10, 2012 (amended effective as of April 22, 2013) by and between the Company and Customers Bancorp, Inc. (“Customers”) due to non-receipt by Customers of required government approvals to consummate the merger. The termination provisions of the merger agreement had called for a $1.0 million termination fee to be paid to CMS by Customers. To date, Customers has not paid the termination fee. On March 24, 2014, the Company filed suit in the Eastern District of Pennsylvania to recover the termination fee from Customers. The lawsuit is currently pending.

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

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto which are in the Company’s Annual Report for the fiscal year ended September 30, 2013, filed with the SEC on December 23, 2013.

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

The Company follows Financial Accounting Standards Board (“FASB”) guidance on subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance sets forth the period after the balance sheet date during which management of the reporting entity should evaluate events or transactions that occur for potential recognition in the financial statements. This guidance identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events that occurred after June 30, 2014 and through the date these consolidated financial statements were issued.

5. Net Income Per Share

Basic net income per share was computed by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s employee stock ownership plan, or “ESOP”. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. 157,879 of the 186,479 stock options outstanding were anti-dilutive and therefore excluded from the computation of diluted net income per share for the three months ended June 30, 2014. 166,179 of the 186,479 stock options outstanding were anti-dilutive and therefore excluded from the computation of diluted net income per share for the nine months ended June 30, 2014. 178,179 of the 186,479 stock options outstanding were anti-dilutive and therefore excluded from the computation of diluted net income per share for the three months and nine months ended June 30, 2013. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating both basic and diluted net income per share until they are committed to be released.

6. Retirement Plan—Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	62	64	186	192
Expected return on plan assets	(73)	(66)	(219)	(198)
Amortization of unrecognized loss	23	5	69	15

Total	$12	$3	$36	$9

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

The Company recorded compensation expense with respect to stock options of $10,000 and $10,000 during the three month periods ended June 30, 2014 and 2013, respectively, and $30,000 and $43,000 during the nine month periods ended June 30, 2014 and 2013, respectively. Unrecognized compensation expense associated with stock option grants as of June 30, 2014 was $97,000.

The Company recorded compensation expense with respect to restricted stock of $9,000 and $9,000 during the three month periods ended June 30, 2014 and 2013, respectively, and $27,000 and $45,000 during the nine month periods ended June 30, 2014 and 2013, respectively. Unrecognized compensation expense associated with grants of restricted stock as of June 30, 2014 was $66,000.

8. Securities

Securities available for sale as of June 30, 2014 and September 30, 2013 were as follows:

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government Agencies:
Due after five but within ten years	$14,991	—	372	$14,619
Due after ten years but within fifteen years	5,000	—	146	4,854
Corporate bonds due after five years but within ten years	4,369	43	1	4,411
Municipal bonds:				—
Due after one but within five years	1,284	8	—	1,292
Due after five years but within ten years	2,439	53	4	2,488
Mortgage-backed securities	12,326	218	36	12,508

	$40,409	$322	$559	$40,172

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government Agencies:
Due after five but within ten years	$14,990	$—	$760	$14,230
Due after ten years but within fifteen years	5,000	—	404	4,596
Corporate bonds due after five years but within ten years	4,384	—	78	4,306
Municipal bonds:				—
Due within five years	988	—	8	980
Due after five years but within ten years	2,753	32	38	2,747
Mortgage-backed securities	13,497	203	139	13,561

	$41,612	$235	$1,427	$40,420

The age of unrealized losses and fair value of related securities available for sale at June 30, 2014 and September 30, 2013 were as follows:

	Less than 12 Months		12 Months or More		Total
June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Agencies	$—	—	19,473	518	$19,473	$518
Corporate bonds	—	—	977	1	977	1
Municipal bonds	—	—	1,324	4	1,324	4
Mortgage-backed securities	—	—	3,933	36	3,933	36

	$—	$—	$25,707	$559	$25,707	$559

	Less than 12 Months		12 Months or More		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Agencies	$18,826	$1,164	$—	$—	$18,826	$1,164
Corporate bonds	4,306	78	—	—	4,306	78
Municipal bonds	2,625	46	—	—	2,625	46
Mortgage-backed securities	4,353	139	—	—	4,353	139

	$30,110	$1,427	$—	$—	$30,110	$1,427

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

The unrealized losses reported on securities at June 30, 2014 relate to four securities issued by U.S. Government Agencies, one Corporate bond, one Municipal bond and one Mortgage-backed security. These unrealized losses were due to changes in interest rates. The unrealized losses reported on securities at September 30, 2013 relate to four securities issued by U.S. Government Agencies, three Corporate bonds, four Municipal bonds and one Mortgage-backed security. These unrealized losses were due to changes in interest rates.

All mortgage-backed securities are U.S. Government Agencies backed and collateralized by residential mortgages.

There were no sales of securities available for sale during the nine month periods ended June 30, 2013 or 2014, respectively.

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

Recognition of interest income is discontinued and existing accrued interest receivable is reversed on loans that are more than ninety days delinquent and where management, through its loan review process, feels such loan should be classified as non-accrual. Income is subsequently recognized only to the extent that cash payments are received until the obligation has been brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally nine months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt, in which case the loan is returned to an accrual status. The past due status of all classes of loans receivable is determined based on the contractual due dates for loan payments.

Loan balances as of June 30, 2014 and September 30, 2013 consist of the following:

	June 30, 2014	September 30, 2013
	(In thousands)
Real estate:
One-to-four-family	$91,599	$90,177
Multi-family	29,939	25,771
Non-residential	53,576	50,655
Construction	96	935
Home equity and second mortgages	9,196	8,169

	184,406	175,707
Commercial	39,422	33,089
Consumer	69	103

Total Loans	223,897	208,899
Allowance for loan losses	(695)	(923)
Net deferred loan origination fees and costs	27	20

	$223,229	$207,996

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

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends and Federal Deposit Insurance Corporation (“FDIC”) Uniform Bank Performance Report (“UBPR”) loss experience for the Bank’s Peer Group are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualitative factors.

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

Management uses a nine category internal risk rating system to monitor the credit quality of the overall loan portfolio that generally follows bank regulatory definitions. Pass graded loans are considered to have average or better than average risk characteristics. They demonstrate satisfactory debt service capacity and coverage along with a generally stable financial position. These loans are performing in accordance with the terms of their loan agreement. The Watch category, a non-bank regulatory category, includes assets that, while performing, demonstrate above average risk through a pattern of declining earnings trends, strained cash flow, increasing leverage, and/or weakening market fundamentals. The Special Mention category includes assets that are currently protected but exhibit potential credit weakness or a downward trend which, if not checked or corrected, will weaken the Bank’s asset or inadequately protect the Bank’s position. Loans in the Substandard category have a well-defined weakness that jeopardizes the orderly liquidation of the debt. For loans in this category, normal repayment from the borrower is in jeopardy and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. All loans greater than 90 days past due are considered Substandard. Loans in the Doubtful category have weaknesses inherent in those classified Substandard with the added provision that the weakness makes collection of debt in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable. The portion of any loan that represents a specific allocation of the allowance for loan losses is placed in the special valuation category. Loans that are deemed incapable of repayment where continuance as an active asset of the Bank is not warranted are charged off as a Loss. The classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off the asset even though partial recovery may be achieved in the future.

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

The following table summarizes the primary segments of the loan portfolio, including net deferred loan origination fees and costs, as of June 30, 2014 and September 30, 2013:

June 30, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Real estate:
One-to-four-family	$5,750	85,860	$91,610
Multi-family	—	29,940	29,940
Non-residential	1,755	51,828	53,583
Construction	—	96	96
Home equity and second mortgages	384	8,814	9,198

	7,889	176,538	184,427
Commercial	3,309	36,119	39,428
Consumer	—	69	69

Total	$11,198	$212,726	$223,924

September 30, 2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
Real estate:
One-to-four-family	$6,693	$83,493	$90,186
Multi-family	—	25,773	25,773
Non-residential	—	50,660	50,660
Construction	—	935	935
Home equity and second mortgages	471	7,699	8,170

	7,164	168,560	175,724
Commercial	873	32,219	33,092
Consumer	—	103	103

Total	$8,037	$200,882	$208,919

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2014 and September 30, 2013:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
June 30, 2014	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Real estate:
One-to-four-family	$—	$—	$5,750	$5,750	$5,894
Multi-family	—	—		—	—
Non-residential	—	—	1,755	1,755	2,085
Construction	—	—		—	—
Home equity and second mortgages	—	—	384	384	377

	—	—	7,889	7,889	8,356
Commercial	—	—	3,309	3,309	3,316
Consumer	—	—		—	—

Total	$—	$—	$11,198	$11,198	$11,672

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
September 30, 2013	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
Real estate:
One-to-four-family	$—	$—	$6,693	$6,693	$6,658
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Construction	—	—	—	—	—
Home equity and second mortgages	—	—	471	471	462

	—	—	7,164	7,164	7,120
Commercial	—	—	873	873	873
Consumer	—	—	—	—	—

Total	$—	$—	$8,037	$8,037	$7,993

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three month periods ended June 30, 2014 and 2013:

June 30, 2014	One-to- four- family	Home Equity and Second Mortgages	Non- residential	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$5,967	388	$878	1,928	—	$9,161
Interest income recognized on an accrual basis on impaired loans	19	2	9	41	—	71
Interest income recognized on a cash basis on impaired loans	12	1	—	—	—	13

June 30, 2013	One-to- four- family	Home Equity and Second Mortgages	Non- residential	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$8,908	$543	—	$—	$11	$9,462
Interest income recognized on an accrual basis on impaired loans	34	3	—	—	—	37
Interest income recognized on a cash basis on impaired loans	16	3	—	—	—	19

The following table presents the average recorded investment in impaired loans and related interest income recognized for the nine month periods ended June 30, 2014 and 2013:

June 30, 2014	One-to- four- family	Home Equity and Second Mortgages	Non- residential	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$6,273	410	439	1,317	—	$8,439
Interest income recognized on an accrual basis on impaired loans	61	8	9	41	—	119
Interest income recognized on a cash basis on impaired loans	40	1	—	3	—	44

June 30, 2013	One-to- four- family	Home Equity and Second Mortgages	Non- residential	Commercial	Consumer	Total
	(In thousands)
Average investment in impaired loans	$9,783	$580	—	$—	$13	$10,376
Interest income recognized on an accrual basis on impaired loans	111	9	—	—	—	120
Interest income recognized on a cash basis on impaired loans	27	5	—	—	—	32

The following table presents the classes of the loan portfolio summarized by the aggregate Pass (including loans graded Watch) and the classified ratings of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2014 and September 30, 2013:

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate:
One-to-four-family	$88,870	$—	2,740	$—	$91,610
Multi-family	29,193	747	—	—	29,940
Non-residential	52,368	—	1,215	—	53,583
Construction	96	—	—	—	96
Home equity and second mortgages	9,100	—	98	—	9,198

	179,627	747	4,053	—	184,427
Commercial	35,425	149	3,854	—	39,428
Consumer	69	—	—	—	69

Total	$215,121	$896	$7,907	$—	$223,924

September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate:
One-to-four-family	$86,077	$—	$4,109	$—	$90,186
Multi-family	25,018	755	—	—	25,773
Non-residential	50,660	—	—	—	50,660
Construction	935	—	—	—	935
Home equity and second mortgages	7,999	—	171	—	8,170

	170,689	755	4,280	—	175,724
Commercial	28,498	3,721	873	—	33,092
Consumer	103	—	—	—	103

Total	$199,290	$4,476	$5,153	$—	$208,919

Management further monitors the performance and credit quality of the loan portfolio by analyzing the delinquency aging of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2014 and September 30, 2013:

June 30, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	90 Days or More Past Due and Non- Accrual	Total Past Total Due	Total
	(In thousands)
Real estate:
One-to-four-family	$88,097	$773	—	—	2,740	$3,513	$91,610
Multi-family	29,940	—	—	—	—	—	29,940
Non-residential	53,045	—	—	—	538	538	53,583
Construction	96	—	—	—	—	—	96
Home equity and second mortgages	9,100	—	—	—	98	98	9,198

	180,278	773	—	—	3,376	4,149	184,427
Commercial	39,264	—	—	—	164	164	39,428
Consumer	69	—	—	—	—	—	69

Total	$219,611	$773	$—	$—	$3,540	$4,313	$223,924

September 30, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	90 Days or More Past Due and Non- Accrual	Total Past Due	Total
	(In thousands)
Real estate:
One-to-four-family	$86,125	$—	$237	$—	$3,824	$4,061	$90,186
Multi-family	25,773	—	—	—	—	—	25,773
Non-residential	50,660	—	—	—	—	—	50,660
Construction	935	—	—	—	—	—	935
Home equity and second mortgages	8,098	—	—	—	72	72	8,170

	171,591	—	237	—	3,896	4,133	175,724
Commercial	32,206	—	13	—	873	886	33,092
Consumer	103	—	—	—	—	—	103

Total	$203,900	$—	$250	$—	$4,769	$5,019	$208,919

The Company was not committed to lend additional funds on nonaccrual loans at June 30, 2014.

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2014 and September 30, 2013:

June 30, 2014	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)
Real estate:
One-to-four-family	$212	$212	$—
Multi-family	45	45	—
Non-residential	253	253	—
Construction	—	—	—
Home equity and second mortgages	81	81	—

	591	591	—
Commercial	101	101	—
Consumer	3	3	—

Total	$695	$695	$—

September 30, 2013	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)
Real estate:
One-to-four-family	$225	$225	$—
Multi-family	48	48	—
Non-residential	374	374	—
Construction	7	7	—
Home equity and second mortgages	82	82	—

	736	736	—
Commercial	187	187	—
Consumer	—	—	—

Total	$923	$923	$—

The following table summarizes activity in the primary segments of the ALLL for the three month periods ended June 30, 2014 and 2013:

June 30, 2014	Balance March 31, 2014	Charge- offs	Recoveries	Provision	Balance June 30, 2014
	(In thousands)
Real estate:
One-to-four-family	$242	$(12)	$—	$(18)	$212
Multi-family	2	—	—	43	45
Non-residential	269	—	—	(16)	253
Construction	—	—	—	—	—
Home equity and second mortgages	82	—	—	(1)	81

	595	(12)	—	8	591
Commercial	59	—	—	42	101
Consumer	3	—	—	—	3

Total	$657	$(12)	$—	$50	$695

June 30, 2013	Balance March 31, 2013	Charge- offs	Recoveries	Provision	Balance June 30, 2013
	(In thousands)
Real estate:
One-to-four-family	$244	$(13)	$4	$(1)	$234
Multi-family	49	—	—	(5)	44
Non-residential	358	—	—	(9)	349
Construction	7	—	—	(2)	5
Home equity and second mortgages	85	—	—	12	97

	743	(13)	4	(5)	729
Commercial	76	—	—	24	100
Consumer	2	(7)	—	6	1

Total	$821	$(20)	$4	$25	$830

The following table summarizes activity in the primary segments of the ALLL for the nine month periods ended June 30, 2014 and 2013:

June 30, 2014	Balance September 30, 2013	Charge- offs	Recoveries	Provision	Balance June 30, 2014
	(In thousands)
Real estate:
One-to-four-family	$225	$(111)	$—	$98	$212
Multi-family	48	—	—	(3)	45
Non-residential	374	(333)	—	212	253
Construction	7	—	—	(7)	—
Home equity and second mortgages	82	—	—	(1)	81

	736	(444)	—	299	591
Commercial	187	(9)	—	(77)	101
Consumer	—	—	—	3	3

Total	$923	$(453)	$—	$225	$695

June 30, 2013	Balance September 30, 2012	Charge- offs	Recoveries	Provision	Balance June 30, 2013
	(In thousands)
Real estate:
One-to-four-family	$625	$(527)	$4	$132	$234
Multi-family	35	—	—	9	44
Non-residential	67	—	—	282	349
Construction	3	—	—	2	5
Home equity and second mortgages	71	—	—	26	97

	801	(527)	4	451	729
Commercial	164	—	—	(64)	100
Consumer	2	(7)	—	6	1

Total	$967	$(534)	$4	$393	$830

The Company has adopted Accounting Standards Update (ASU) No. 2011-02, which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). A TDR is a loan that has been modified whereby the Bank has agreed to make certain concessions that would otherwise not be granted to a borrower experiencing or expected to experience financial difficulties in order to maximize the ultimate recovery of a loan. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. In evaluating whether a restructuring constitutes a TDR, ASU No. 2011-02 requires that a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. In conjunction with the Bank’s adoption of ASU No. 2011-02, it determined that no loans were TDRs other than those previously considered as such prior to the adoption. The concessions granted on these loans consisted of interest rate reductions and/or extensions of the loan term. The following table summarizes the TDR during the three month and nine month periods ended June 30, 2014 and 2013:

	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
Three Months Ended June 30, 2014	(Dollars in thousands)
Commercial	1	$167	$167
Three Months Ended June 30, 2013

One-to-four-family	1	$308	$381

	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
Nine Months Ended June 30, 2014	(Dollars in thousands)
One-to-four-family	4	$1,452	$1,571
Non-residential	1	532	549
Commercial	1	167	167
Nine Months Ended June 30, 2013

One-to-four-family	3	$821	$902

A default on a troubled debt restructured loan for purposes of disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the nine month period ended June 30, 2014, one default occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months. During the other periods, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and counterparty creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective value or reflective of future values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. In addition, the guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis. For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at June 30, 2014 and September 30, 2013 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2014
Securities available for sale:
U.S. Government Agencies	$19,473	$—	$19,473	$—
Corporate bonds	4,411	—	4,411	—
Municipal bonds	3,780	—	3,780	—
Mortgage-backed securities	12,508	—	12,508	—

September 30, 2013
Securities available for sale:
U.S. Government Agencies	$18,826	$—	$18,826	$—
Corporate bonds	4,306	—	4,306	—
Municipal bonds	3,727	—	3,727	—
Mortgage-backed securities	13,561	—	13,561	—

The Company had no financial assets measured on a non-recurring basis as of September 30, 2013.

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
June 30, 2014
Impaired loans	$2,134	$—	$—	$2,134
Other real estate owned	$196	$—	$—	$196

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

(Dollars in thousands)

June 30, 2014	Fair value estimate	Valuation techniques	Unobservable input	Range	Weighted average

Impaired loans	$2,134	Appraisal (1)	Liquidation expenses (2)	-2.5% to -38.2%-	-18.8%

Other real estate owned	$196	Sales contract	Liquidation expenses (2)	-16.6%	-16.6%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Includes estimated liquidation expenses.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at June 30, 2014 and September 30, 2013:

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

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at June 30, 2014 or September 30, 2013.

The carrying amounts and estimated fair values of financial instruments at June 30, 2014 and September 30, 2013 are summarized as follows:

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2014
Financial assets:
Cash and cash equivalents	$2,818	$2,818	$2,818	$—	$—
Securities available-for-sale	40,172	40,172	—	40,172	—
Loans receivable	223,229	246,559	—	—	246,559
Accrued interest receivable	1,006	1,006	—	1,006	—
Financial liabilities:
Deposits	228,115	229,360	—	229,360	—
FHLB-NY advances	17,041	17,194	—	17,194	—
Accrued interest payable	131	131	—	131	—

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2013
Financial assets:
Cash and cash equivalents	$2,477	$2,477	$2,477	$—	$—
Securities available-for-sale	40,420	40,420	—	40,420	—
Loans held for sale	337	337	—	337
Loans receivable	207,996	224,884	—	—	224,884
Accrued interest receivable	954	954	—	954	—
Financial liabilities:
Deposits	212,312	213,595	—	213,595	—
FHLB-NY advances	19,889	20,976	—	20,976	—
Accrued interest payable	130	130	—	130	—

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

11. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB is carried at cost as of June 30, 2014 and September 30, 2013. Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB, and (4) the liquidity position of the FHLB. Management believes no impairment charge related to the FHLB stock was necessary as of June 30, 2014 or September 30, 2013.

12. Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04 “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”. The amendments in this Update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. Under the modified retrospective transition method, an entity should apply the amendments in this Update by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective. Assets reclassified from real estate to loans as a result of adopting the amendments in this Update should be measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate as a result of adopting the amendments in this Update should be measured at the lower of the net amount of loan receivable or the real estate’s fair value less costs to sell at the time of adoption. For prospective transition, an entity should apply the amendments in this Update to all instances of an entity receiving physical possession of residential real estate property collateralized by consumer mortgage loans that occur after the date of adoption. Early adoption is permitted. This update is not expected to have a material effect on the financial statements of the Company.

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

Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors including those set forth in Part 1, Item 1A– Risk Factors of our Form 10-K for the year ended September 30, 2013 which was filed with the SEC on December 23, 2013, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	risks relating to the collection of the Termination Fee owed to CMS by Customers;

•	our allowance for loan losses may not be sufficient to cover actual loan losses; changes in interest rates;

•	the risk of loss associated with our loan portfolio;

•	lower demand for loans;

•	changes in our asset quality;

•	other-than-temporary impairment charges for investments;

•	the soundness of other financial institutions;

•	changes in liquidity;

•	changes in the real estate market or local economy;

•	operational challenges or increased costs we may experience in the course of full transition to our new regulators as a result of the complete transfer of the OTS’s functions under the Dodd-Frank Act and the subsequent conversion of CMS Bank’s charter to that of a New York state-chartered savings bank;

•	our ability to retain our executive officers and other key personnel;

•	competition in our primary market area;

•	risk of noncompliance with laws and regulations, including changes in laws and regulations to which we are subject;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents;

•	the low trading volume in our stock;

•	recent developments affecting the financial markets, including the actual and threatened downgrade of U.S. government securities; and

•	risks related to use of technology and cybersecurity.

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

Terminated Merger Agreement with Customers Bancorp

As previously announced, effective December 31, 2013, the Company terminated a merger agreement dated as of August 10, 2012 (amended effective as of April 22, 2013) by and between the Company and Customers Bancorp, Inc. (“Customers”) due to non-receipt by Customers of required government approvals to consummate the merger. The termination provisions of the merger agreement had called for a $1.0 million termination fee to be paid to CMS by Customers. To date, Customers has not paid the termination fee. On March 24, 2014, the Company filed suit in the Eastern District of Pennsylvania to recover the termination fee from Customers. The lawsuit is currently pending.

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

Comparison of Financial Condition at June 30, 2014 to September 30, 2013

Total assets increased by $14.8 million, or 5.7%, to $273.0 million at June 30, 2014 from $258.3 million at September 30, 2013. Increases in loan balances and decreases in advances from the FHLB were funded from increases in retail deposits.

Loans receivable were $223.2 million and $208.0 million at June 30, 2014 and September 30, 2013, respectively, representing an increase of $15.2 million, or 7.3%. The increase in loans resulted principally from increases in multi-family and commercial loans.

As of June 30, 2014 and September 30, 2013, the Bank had $3.5 million and $4.8 million of non-performing loans, respectively, which have been placed on non-accrual status. At June 30, 2014 and September 30, 2013, the Bank had $11.2 million and $8.0 million of loans classified as impaired. At June 30, 2014 and September 30, 2013, none of these impaired loans required specific loss allowances. The impaired loans were primarily the result of difficult general economic conditions, increased unemployment and declines in the local real estate market in prior years. As of June 30, 2014 and September 30, 2013, the allowance for loan losses was 0.31% and 0.44% of loans outstanding, respectively. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. There was no need for any specific allowance for loans individually evaluated for impairment at June 30, 2014 or September 30, 2013. The allowance for loans collectively evaluated for impairment was $695,000 at June 30, 2014 compared to $923,000 at September 30, 2013. The decrease of $228,000 was the result of the write off of $453,000 of loans in the nine months ended June 30, 2014, net of a provision for loan losses of $225,000. The allowance allocation, or loss percentages are based on historical charge offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the FDIC Uniform Bank Performance Report loss experience for the Bank’s Peer Group. As a result of decreases in actual loan losses in the proceeding periods, changes in the mix and volume of the loan portfolio, changing economic conditions, unemployment trends, and changing real estate values in the Bank’s primary market area, the allowance declined from September 30, 2013 to June 30, 2014.

Deposits increased by $15.8 million, or 7.4%, from $212.3 million as of September 30, 2013 to $228.1 million as of June 30, 2014. The Bank participates in the Certificate of Deposit Account Registry Service, or “CDARS” network. Increases in retail deposits of $17.9 million, net of a decrease in CDARS deposits of $2.1 million accounted for the majority of the change. Increases in retail deposits resulted from a certificate of deposit promotion, the continued emphasis on developing commercial deposit relationships and local market conditions and higher savings balances, partially offset by money market decreases. Under the CDARS network, the Bank can transfer deposits into the network (a one way sell transaction), request that the network deposit funds at the Bank (a one way buy transaction), or deposit funds into the network and receive an equal amount of deposits from the network (a reciprocal transfer). The network provides the Bank with an investment vehicle in the case of a one way sell, a liquidity or funding source in the case of a one way buy and the ability to access additional FDIC insurance for customers in the case of a reciprocal transfer. The Bank had $7.7 million and $9.8 million, respectively, of CDARS deposits as of June 30, 2014 and September 30, 2013 and otherwise had no brokered deposits as of June 30, 2014 and September 30, 2013.

Stockholders’ equity increased by $1.1 million from September 30, 2013 to June 30, 2014 as a result of net income of $526,000, additions to equity resulting from accounting for stock-based compensation and the Company’s ESOP, and other comprehensive income of $534,000, net of dividends on preferred stock of $67,000. The other comprehensive income in the nine months ended June 30, 2014 resulted primarily from the decrease in unrealized losses on available for sale securities due to changes in market interest rates.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General. The Company recorded net income of $170,000 for the three months ended June 30, 2014, compared to net income of $501,000 for the three months ended June 30, 2013. Net income per common share was $0.09 in the three months ended June 30, 2014 compared to $0.28 in the three months ended June 30, 2013. The change was primarily due to lower gains on loan sales due to market conditions in the three months ended June 30, 2014 compared to 2013, a $300,000 reimbursement of legal fees from Customers Bank in the three months ended June 30, 2013 which did not recur in 2014, and a loss on the contracted sales price of other real estate owned in the three months ended June 30, 2014 of $43,000. Net Income attributable to common shareholders in the three months ended June 30, 2014 also included a dividend on preferred stock of $22,000 compared to $10,000 in the three months ended June 30, 2013.

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

	Three Months Ended June 30,
	2014				2013
	(Dollars in thousands)
	Average Balance	Interest		Yield/ Cost	Average Balance	Interest		Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$219,842	2,683		4.88%	$207,727	$2,620		5.05%
Securities(2)	39,647	179		1.81%	43,103	196		1.82%
Other interest-earning assets(3)	9,189	16		0.70%	3,453	20		2.32%

Total interest-earning assets	268,678	2,878		4.28%	254,283	2,836		4.46%

Non interest-earning assets	5,814				6,158

Total assets	$274,492				$260,441

Interest-bearing liabilities:
Demand deposits	$46,954	35		0.30%	$50,246	37		0.29%
Savings and club accounts	44,556	28		0.25%	42,248	27		0.26%
Certificates of deposit	99,375	315		1.27%	94,773	300		1.27%
Borrowed money(4)	18,509	178		3.85%	22,996	191		3.32%

Total interest-bearing liabilities	209,394	556		1.06%	210,263	555		1.06%

Non interest-bearing deposits	40,368				26,604
Other liabilities	1,636				866

Total liabilities	251,398				237,733
Total stockholders’ equity	23,094				22,708

Total liabilities and stockholders’ equity	$274,492				$260,441

Interest rate spread		$2,322		3.22%		$2,281		3.4%

Net interest-earning assets/net interest margin	$59,284			3.46%	$44,020			3.59%

Ratio of interest-earning assets to interest-bearing liabilities		1.28	x			1.21	x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $2.9 million for the three months ended June 30, 2014, was $42,000 higher than interest income for the three months ended June 30, 2013. The increase in interest income was primarily due to an increase of $63,000 in interest from loans, partially offset by a decrease of $21,000 in interest income from securities and other interest earning assets.

Interest income from loans increased by $63,000 in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was due to a $12.1 million, or 5.8%, increase in the average balance of loans from $207.7 million in the three months ended June 30, 2013 to $219.8 million in the three months ended June 30, 2014, partially offset by a 17 basis point decrease in the average interest rate earned on those loans. The increase in average loan balances includes loans in the multi-family and commercial loan categories. The decrease in the average yield resulted principally from lower market interest rates. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk. Higher loan volume increased interest income by $152,000 while the effect of lower interest rates decreased interest income by $89,000.

Interest income from securities decreased by $17,000 in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Interest income from securities declined by $16,000 as a result of lower average balances in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, and declined by $1,000 as a result of lower yields on the securities portfolio. Other interest-earning assets consist of cash equivalents, FHLB stock and loans originated for resale. Interest on these assets declined by $4,000 in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, principally due to lower FHLB dividends.

Overall declines in interest rates reduced the average interest rate on interest-earning assets from 4.46% in the quarter ended June 30, 2013 to 4.28% in the quarter ended June 30, 2014. Of the $42,000 increase in interest income in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, higher average balances of interest-earning assets caused an increase of $153,000 in interest income, while lower interest rates caused a decrease in interest income of $111,000.

Interest Expense. Interest expense was essentially unchanged in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease in average balances of interest bearing-liabilities in the 2014 period reduced interest expense by $27,000, while changes in the mix of borrowed money caused an overall increase in interest expense related to mix and rate of $28,000.

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

	Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$152	(89)	$63
Securities	(16)	(1)	(17)
Other interest-earning assets	17	(21)	(4)

Total interest-earning assets	153	(111)	42

Interest-bearing liabilities:
Demand deposits	(3)	1	(2)
Savings and club accounts	2	(1)	1
Certificates of deposit	15	—	15
Borrowed money	(41)	28	(13)

Total interest-bearing liabilities	(27)	28	1

Net interest income	$(180)	$139	$(41)

Net Interest Income. Net interest income increased $41,000, or 1.8%, to $2.3 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, lower average balances of interest-bearing liabilities and changes in the mix of interest-bearing liabilities, and lower interest rates on those liabilities.

Provision for Loan Losses.

As of June 30, 2014 and March 31, 2014, the Bank had $3.5 million and $3.7 million of non-performing loans, respectively, which have been placed on non-accrual status. At June 30, 2014 and March 31, 2014, the Bank had $11.2 million and $7.1 million of loans classified as impaired. At June 30, 2014 and March 31, 2014, none of these impaired loans required specific loss allowances. The impaired loans were primarily the result of difficult general economic conditions, increased unemployment and declines in the local real estate market in prior years. As of June 30, 2014 and March 31, 2014, the allowance for loan losses was 0.31% and 0.30% of loans outstanding, respectively. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. There was no need for any specific allowance for loans individually evaluated for impairment at June 30, 2014 or March 31, 2014. The allowance for loans collectively evaluated for impairment was $695,000 at June 30, 2014 compared to $657,000 at March 31, 2014. The increase of $38,000 was the result of the write off of $12,000 of loans in the three months ended June 30, 2014, net of a provision for loan losses of $50,000. The allowance allocation, or loss percentages are based on historical charge offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the FDIC Uniform Bank Performance Report loss experience for the Bank’s Peer Group. As a result of changes in the expected recovery of non-performing loans and in the mix and volume of the loan portfolio, economic conditions, unemployment, changes in real estate values in the Bank’s primary market area, and an analysis commercial real estate cash flows, $50,000 and $268,000 was provided for loan losses in the three month periods ended June 30, 2014 and 2013, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $50,000 in the three months ended June 30, 2014 was lower than the $98,000 in the comparable 2013 period primarily as a result of lower gains on sale of loans due to market conditions in the three months ended June 30, 2014 compared to the comparable 2013 period.

Non-interest Expenses. Non-interest expenses increased by $375,000, for the three months ended June 30, 2014, compared to the comparable prior year period. Non-interest expense in the three months ended June 30, 2013 included a contractual reimbursement of expenses of $300,000 from Customers Bank, which did not recur in 2014. In the three month period ended June 30, 2014, the Company incurred a loss on the contracted sales price of other real estate owned of $43,000 which is included in other non-interest expense. The other components of other non-interest expense were comparable for the three month periods ended June 30, 2014 and 2013.

Income Tax Expense. The income tax expense was $104,000 in the three months ended June 30, 2014 compared to $180,000 in the comparable 2013 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the three months ended June 30, 2014 and 2013 was different than the statutory rate as a result of certain non-taxable income and expense items. In the three months ended June 30, 2013, the reimbursement from Customers Bank was non-taxable as it represented a reimbursement of expenses which were not deductible for tax purposes when they were incurred in prior years.

Comparison of Operating Results for the Nine Months Ended June 30, 2014 and 2013

General. The Company recorded net income of $526,000 for the nine months ended June 30, 2014, compared to net income of $802,000 for the nine months ended June 30, 2013. Net income per common share was $0.26 in the nine months ended June 30, 2014 compared to $0.46 in the nine months ended June 30, 2013. The change was primarily due to a lower provision for loan losses in the nine months ended June 30, 2014 compared to 2013 which was more than offset by lower gains on sale of loans in the 2014 period, and higher non-interest expenses in the nine months ended June 30, 2014, compared to the 2013 period. Higher non-interest expense resulted principally from a contractual reimbursement of expenses of $300,000 from Customers Bank in the nine months ended June 30, 2013, which did not recur in 2014, and a loss on the contracted sales price of other real estate owned in the nine months ended June 30, 2014 of $43,000. The nine months ended June 30, 2014 also included a dividend on preferred stock of $67,000 compared to $10,000 in the nine months ended June 30, 2013.

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

	Nine Months Ended June 30,
	2014				2013
	(Dollars in thousands)
	Average Balance	Interest		Yield/ Cost	Average Balance	Interest		Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$214,814	7,858		4.88%	$206,377	$7,792		5.03%
Securities(2)	39,689	541		1.82%	45,968	647		1.88%
Other interest-earning assets(3)	5,222	51		1.30%	3,981	69		2.31%

Total interest-earning assets	259,725	8,450		4.34%	256,326	8,508		4.43%

Non interest-earning assets	6,091				6,146

Total assets	$265,816				$262,472

Interest-bearing liabilities:
Demand deposits	$47,626	106		0.30%	$48,554	129		0.35%
Savings and club accounts	44,253	83		0.25%	42,127	78		0.25%
Certificates of deposit	96,517	909		1.26%	92,670	903		1.30%
Borrowed money(4)	20,807	551		3.53%	28,448	595		2.79%

Total interest-bearing liabilities	209,203	1,649		1.05%	211,799	1,705		1.07%

Non interest-bearing deposits	32,231				27,741
Other liabilities	1,641				713

Total liabilities	243,075				240,253
Total stockholders’ equity	22,741				22,218

Total liabilities and stockholders’ equity	$265,816				$262,471

Interest rate spread		$6,801		3.29%		$6,803		3.36%

Net interest-earning assets/net interest margin	$50,522			3.49%	$44,527			3.54%

Ratio of interest-earning assets to interest-bearing liabilities		1.24	x			1.21	x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $8.5 million for the nine months ended June 30, 2014, was $58,000 lower than interest income for the nine months ended June 30, 2013. The decrease in interest income was primarily due to a decrease of $106,000 in interest from investments, partially offset by an increase in interest income from loans of $66,000.

Interest income from loans increased by $66,000 in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. Interest income increased by $307,000, as a result of a $8.4 million increase in the average balance of loans to $214.8 million in the nine months ended June 30, 2014 from $206.4 million in the nine months ended June 30, 2013, net of a decrease of $241,000 due to a 15 basis point decline in the average interest rate on loans. The increase in average loan balances includes loans in the multi-family and commercial loan categories. The decrease in the average yield resulted principally from lower market interest rates. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations into the secondary market to generate non-interest income and reduce interest rate risk.

Interest income from securities decreased by $106,000 in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. Interest income from securities declined by $86,000 as a result of lower average balances in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 and declined by $20,000 as a result of lower yields on the securities portfolio. Average balances were lower in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 as the proceeds of security maturities were partially used to fund loan growth. The lower yields in the nine months ended June 30, 2014 compared to June 30, 2013 resulted from market conditions. Other interest-earning assets consist of cash equivalents, FHLB-NY stock and loans originated for resale. Interest on these assets declined by $18,000 in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 due to lower FHLB dividends and lower volume of loans held for sale.

Overall declines in interest rates reduced the average interest rate on interest-earning assets from 4.43% in the nine months ended June 30, 2013 to 4.34% in the nine months ended June 30, 2014. Of the $58,000 decrease in interest income in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013, higher average balances of interest-earning assets caused an increase of $239,000 in interest income, while lower interest rates caused a decrease in interest income of $297,000.

Interest Expense. Interest expense decreased by $56,000, or 3.3%, to $1.6 million in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. Interest expense on deposits decreased by $12,000 in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 principally due to lower interest rates paid on deposits, partially offset by higher interest costs on higher average balances of certificates of deposit in the 2014 period. Interest on certificates of deposit decreased by $29,000 in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 due to lower interest rates paid on those deposits, offset by higher interest expense of $35,000 from higher average balances.

Interest expense on borrowed money decreased by $44,000 in the nine months ended June 30, 2014 compared to June 30, 2013. Decreases in the volume of borrowed money reduced interest expense on borrowed money by $181,000, offset in part by an increase in the average rate from 2.79% in the nine months ended June 30, 2013 to 3.53% in the nine months ended June 30, 2014. In the nine months ended June 30, 2013, borrowed money included a higher portion of low cost short term FHLB borrowings which reduced the overall interest rate on borrowed money. In the nine months ended June 30, 2014, borrowed money included a lower portion of low cost short term FHLB borrowings, effectively raising the interest rate on borrowed money in the 2014 period compared to 2013.

Overall declines in market interest rates reduced the average interest rate on interest-bearing liabilities from 1.07% in the nine months ended June 30, 2013 to 1.05% in the nine months ended June 30, 2014. Of the $56,000 decrease in interest expense in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013, changes in the mix of borrowed money, net of market interest rate declines, increased interest expense by $88,000, while changes in volume and mix of interest-bearing liabilities caused an decrease in interest expense of $144,000.

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

	Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$307	(241)	$66
Securities	(86)	(20)	(106)
Other interest-earning assets	18	(36)	(18)

Total interest-earning assets	239	(297)	(58)

Interest-bearing liabilities:
Demand deposits	(3)	(20)	(23)
Savings and club accounts	5	—	5
Certificates of deposit	35	(29)	6
Borrowed money	(181)	137	(44)

Total interest-bearing liabilities	(144)	88	(56)

Net interest income	$383	$(385)	$(2)

Net Interest Income. Net interest income was essentially unchanged in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. Higher average balances of interest-earning assets, net of lower yields on those assets, and lower average balances of interest-bearing liabilities and changes in the mix of interest-bearing liabilities, and lower interest rates on those liabilities accounted for the minimal change in net-interest income.

Provision for Loan Losses. As of June 30, 2014 and September 30, 2013, the Bank had $3.5 million and $4.8 million of non-performing loans, respectively, which have been placed on non-accrual status. At June 30, 2014 and September 30, 2013, the Bank had $11.2 million and $8.0 million of loans classified as impaired. At June 30, 2014 and September 30, 2013, none of these impaired loans required specific loss allowances. The impaired loans were primarily the result of difficult general economic conditions, increased unemployment and declines in the local real estate market in prior years. As of June 30, 2014 and September 30, 2013, the allowance for loan losses was 0.31% and 0.44% of loans outstanding, respectively. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. There was no need for any specific allowance for loans individually evaluated for impairment at June 30, 2014 or September 30, 2013. The allowance for loans collectively evaluated for impairment was $695,000 at June 30, 2014 compared to $923,000 at September 30, 2013. The decrease of $228,000 was the result of the write off of $453,000 of loans in the nine months ended June 30, 2014, net of a provision for loan losses of $225,000. The allowance allocation, or loss percentages are based on historical charge offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the FDIC Uniform Bank Performance Report loss experience for the Bank’s Peer Group. As a result of changes in the expected recovery of non-performing loans and in the mix and volume of the loan portfolio, economic conditions, unemployment, changes in real estate values in the Bank’s primary market area, and an analysis commercial real estate cash flows, $225,000 and $393,000 was provided for loan losses in the nine month periods ended June 30, 2014 and 2013, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $202,000 in the nine months ended June 30, 2014 was lower than the $363,000 in the comparable 2013 period primarily as a result of market conditions which caused lower gains on sale of loans due to lower volume in the nine months ended June 30, 2014.

Non-interest Expenses. Non-interest expenses increased by $315,000, for the nine months ended June 30, 2014, compared to the prior year period, principally from a contractual reimbursement of expenses of $300,000 from Customers Bank in the nine months ended June 30, 2013, which did not recur in 2014. Non-interest expense in the nine months ended June 30, 2014 included lower costs of salaries and benefits resulting from headcount reductions, lower incentive compensation costs and lower stock based compensation costs, net of higher costs related to occupancy, advertising and legal fees. In addition, in the nine months ended June 30, 2014, the Company incurred a loss on the contracted sales price of other real estate owned of $43,000 which is included in other non-interest expense.

Income Tax Expense. The income tax expense was $331,000 in the nine months ended June 30, 2014 compared to $365,000 in the comparable 2013 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes and the higher of the statutory rate or minimum tax rate for state purposes. The effective tax rate in the nine months ended June 30, 2014 and 2013 was different than the statutory rate as a result of certain non-taxable income and expense items. In the nine months ended June 30, 2013, the reimbursement from Customers Bank was non-taxable as it represented a reimbursement of expenses which were not deductible for tax purposes when they were incurred in prior years.

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

The table below sets forth the latest available estimated changes in net interest income, as of March 31, 2014, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
400	$9,212	$(523)	-5.4%
300	9,388	(347)	-3.6%
200	9,488	(247)	-2.5%
100	9,613	(122)	-1.3%
0	9,735	—	0.0%
(100)	9,633	(102)	-1.0%

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

The Company’s primary sources of funds are retail deposits, the CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds, available-for-sale securities or cash equivalents and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and draw upon existing borrowing agreements with the FHLB and the Federal Reserve which provide an additional source of funds. At June 30, 2014 and September 30, 2013, the Company had $17.0 million and $19.9 million of advances from the FHLB, respectively, and CDARS deposits of $7.7 million and $9.8 million, respectively and otherwise had no brokered certificates of deposit as of either date.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of June 30, 2014, the Company had cash and cash equivalents of $2.8 million and available for sale securities of $40.2 million. At June 30, 2014, the Company had outstanding commitments to originate loans of $3.4 million and $13.1 million of undisbursed funds from approved lines of credit, homeowners’ equity lines of credit, and secured commercial lines of credit. Retail certificates of deposit scheduled to mature in one year or less at June 30, 2014, totaled $35.2 million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Cash Flows and Capital Resources

In the nine months ended June 30, 2014, net cash provided by operating activities was $1.5 million compared to $7.4 million in the same period in 2013. In the nine months ended June 30, 2014 and 2013, the net income included non-cash expenses (consisting of depreciation, amortization, provision for loan losses, deferred taxes and stock-based compensation) of $886,000 and $1.1 million, respectively. Net activity from loans originated for sale provided $337,000 and $2.4 million of cash in the nine months ended June 30, 2014 and 2013, respectively.

In the nine months ended June 30, 2014 and 2013, investing activities used $14.7 million and $3.1 million of cash, respectively. In the nine months ended June 30, 2014 and 2013, securities repayments provided $1.1 million and $5.2 million of cash, respectively. Net additions to loan balances used $15.7 million and $9.0 million of cash in the nine months ended June 30, 2014 and 2013, respectively.

Net cash provided by financing activities was $13.6 million in the nine months ended June 30, 2014 compared to net cash used by financing activities of $1.9 million in the nine months ended June 30, 2013. In the nine months ended June 30, 2014 and 2013, repayment of FHLB-NY advances used $2.8 million and $16.2 million of cash, respectively, and increases in deposit balances provided $15.8 million and $11.9 million of cash, respectively. In the nine months ended June 30, 2013, the sale of preferred stock to Customers provided $1.5 million of cash.

The Company’s overall credit exposure at the FHLB, including borrowings under the Overnight Advance line of credit and other term borrowings cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loans and securities pledged as collateral. The Company also has a $4.5 million Fed Funds line of credit with Zions Bank, which was not drawn upon.

The following table sets forth the Bank’s capital position at June 30, 2014, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$23,386	12.20%	≥	$15,330	≥	8.00%	≥	$19,162	≥	10.00%
Core (Tier 1) capital (to risk-weighted assets)	22,691	11.84%		N/A		N/A	≥	11,497	≥	6.00%
Core (Tier 1) capital (to total adjusted assets)	22,691	8.31%	≥	10,923	≥	4.00%	≥	13,654	≥	5.00%
Tangible capital (to total adjusted assets)	22,691	8.31%	≥	4,096	≥	1.50%	≥	N/A		N/A

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

The Company asserts that Customers is required to pay the termination fee pursuant to the terms of the merger agreement. The Company continues to vigorously pursue its claims in the pending litigation.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2013.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (1)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (2)

3.3	Amended and Restated Bylaws of CMS Bancorp, Inc. (3)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (1)

4.2	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (4)

4.3	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (4)

4.4	Form of Series A Preferred Stock Certificate of CMS Bancorp, Inc. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101	Interactive data files: (i) Consolidated Statements of Financial Condition as of June 30, 2014 and September 30, 2013 (unaudited), (ii) Consolidated Statements of Operations for the Three Months Ended June 30, 2014 and 2013 (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2014 and 2013 (unaudited), (iv) Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.**

*	Included herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 28, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 30, 2007.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on May 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMS Bancorp, Inc.

Date: August 8, 2014	/s/ JOHN RITACCO
John E. Ritacco
President and Chief Executive Officer

Date: August 8, 2014	/s/ STEPHEN DOWD
Stephen E. Dowd
Chief Financial Officer