Form 10-K
period 2014-09-30
CMS Bancorp, Inc.
filed 2014-12-22
CIK 1350072

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of March 31, 2014 was $10.3 million.

As of December 19, 2014, the registrant had 1,862,803 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s 2014 Annual Report to stockholders are incorporated by reference into Part II.

CMS Bancorp, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	risks relating to the pending merger with Putnam County Savings Bank;

•	collecting the termination fee owed to CMS Bancorp by Customers Bancorp, Inc. pursuant to the now-terminated merger agreement between the parties;

•	changes in interest rates;

•	our allowance for loan losses may not be sufficient to cover actual loan losses;

•	the risk of loss associated with our loan portfolio;

•	lower demand for loans;

•	changes in our asset quality;

•	other-than-temporary impairment charges for investments;

•	the soundness of other financial institutions;

•	changes in liquidity;

•	changes in the real estate market or local economy;

•	our ability to retain our executive officers and other key personnel;

•	competition in our primary market area;

•	risk of noncompliance with laws and regulations, including changes in laws and regulations to which we are subject;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents;

•	the low trading volume in our stock;

•	recent developments affecting the financial markets, including the actual and threatened downgrade of U.S. government securities; and

•	risks related to use of technology and cybersecurity.

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

General

CMS Bancorp, Inc. (“CMS Bancorp” or the “Company”) is a Delaware corporation formed in 2007. CMS Bank (“CMS” or the “Bank”), a New York state-chartered savings bank, is a wholly-owned subsidiary of CMS Bancorp. CMS Bancorp is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”) as a savings and loan holding company. CMS Bank is regulated by the New York State Department of Financial Services (“NYSDFS”) and the Federal Deposit Insurance Corporation (“FDIC”) as a New York state-chartered savings bank. CMS Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “CMSB.”

CMS Bancorp is headquartered at 123 Main Street, White Plains, New York, NY 10601 and its principal business is to operate CMS, which conducts its operations mainly through its corporate administrative office in White Plains, New York and five retail banking offices located in Westchester County, New York. CMS’s deposits are insured by the FDIC up to the applicable legal limits under the Deposit Insurance Fund (“DIF”). CMS’s principal business is accepting deposits from the general public and using those deposits to make residential loans, as well as commercial real estate loans, commercial and industrial loans, loans to individuals and loans to small businesses primarily in Westchester County and neighboring areas in New York State. CMS also uses funds from deposits to invest in short- and medium-term marketable securities and owns Federal Home Loan Bank of New York member shares.

Unless otherwise indicated, the information presented in this Annual Report on Form 10-K represents the consolidated activity of CMS Bancorp and the Bank for the fiscal year ended September 30, 2014.

At September 30, 2014, total assets were $273.3 million, deposits were $226.8 million and total stockholders’ equity was $23.9 million.

Pending Merger Agreement with Putnam County Savings Bank

On September 25, 2014, CMS Bancorp and the Bank entered into an Agreement and Plan of Merger dated as of September 25, 2014 (“Merger Agreement”) by and among Putnam County Savings Bank, a New York mutual savings bank (“Putnam”), Putnam County Acquisition Corporation, (“Acquisition Corporation”), CMS Bancorp and CMS Bank. Under the terms of the Merger Agreement, and subject to the terms and conditions thereof, Putnam will acquire CMS Bancorp and the Bank through a series of transactions by which the Acquisition Corporation will merge with and into CMS Bancorp, immediately thereafter followed by the mergers of CMS Bancorp and the Bank with and into Putnam, which shall be the surviving bank (collectively, the “Merger”). The combined organization will be operated under the name of “Putnam County Savings Bank.”

Upon effectiveness of the Merger, each share of CMS Bancorp common stock issued and outstanding immediately prior to the effective time of the Merger shall be converted into the right to receive a cash payment of $13.25 per share and each option issued and outstanding immediately prior to the effective time of the Merger shall be cancelled and converted into the right to receive a cash payment in an amount determined in the manner set forth in the Merger Agreement equal to the difference between $13.25 and the exercise price of the option.

In accordance with the terms of the Merger Agreement, CMS Bancorp and Bank and their advisors are not permitted to solicit alternative acquisition proposals from third parties. The Merger Agreement provides that CMS Bancorp is required to pay to Putnam a termination fee equal to one million dollars ($1,000,000) in the event CMS Bancorp terminates the Merger Agreement to accept an alternative acquisition proposal that is determined to be a “Superior Proposal” or CMS Bancorp’s Board otherwise fails to call and hold a shareholders meeting for approval of the Merger Agreement or recommend that CMS Bancorp’s shareholders approve the Merger Agreement. In the event that either party commits willful conduct or gross negligence resulting in a breach of a representation or warranty or failure to perform or comply with a covenant or agreement that leads to the termination of the Merger Agreement, the breaching party is liable to the non-breaching party for up to $350,000 of documented reasonable out-of-pocket costs and expenses.

The Merger Agreement was unanimously approved by CMS Bancorp’s Board of Directors. The Merger Agreement contains various conditions, and assuming satisfaction or waiver of such conditions, it is currently expected that the Merger will be completed in the second quarter of calendar year 2015. The transactions contemplated by the Merger Agreement are subject to, among other things, approval of the Merger Agreement by the shareholders of the Company, the receipt of requisite bank regulatory approvals, a provision that not more than 10% of CMS Bancorp’s shareholders express dissent to the Merger terms by invoking applicable state law with respect to appraisal rights, and other customary conditions. In accordance with the terms of the Merger Agreement, all outstanding shares of CMS Bancorp’s preferred stock will be redeemed immediately prior to closing of the Merger.

Each director and executive officer of CMS Bancorp as of the date of the Merger Agreement has entered into a voting and lock-up agreement with Putnam, pursuant to which each such person has agreed to vote in favor of approval of the Merger Agreement and related transactions, including the Merger, until such time as the Voting Agreement is terminated in accordance with its terms. For additional information about the Merger Agreement with Putnam, see CMS Bancorp’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 25, 2014.

Terminated Merger Agreement with Customers Bancorp

As previously announced, effective December 31, 2013, CMS Bancorp terminated a merger agreement dated as of August 10, 2012 (amended effective as of April 22, 2013) by and between CMS Bancorp and Customers Bancorp, Inc. (“Customers”) due to non-receipt by Customers of required government approvals to consummate the merger. The termination provisions of the merger agreement had called for a $1.0 million termination fee to be paid to CMS Bancorp by Customers. To date, Customers has not paid the termination fee. On March 24, 2014, CMS Bancorp filed suit in the Eastern District of Pennsylvania to recover the termination fee from Customers. The lawsuit is currently pending.

Notwithstanding the termination of the merger agreement, Customers continues to hold shares of CMS Bancorp’s Series A Noncumulative Perpetual Preferred Stock (“Series A Preferred Stock”) pursuant to the terms of such preferred stock as set forth in the Certificate of Designations establishing the designations, powers, preferences, limitations, restrictions, and relative rights of the Series A Preferred Stock filed with the Secretary of State of Delaware on May 21, 2013. For additional information specific to the Series A Preferred Stock, see CMS Bancorp’s Form 8-K filed with the SEC on May 24, 2013. The terms of the Merger Agreement with Putnam require CMS Bancorp to redeem all shares of the Series A Preferred Stock prior to consummation of the merger with Putnam.

Business Strategy

The mission of CMS Bancorp is to operate and grow CMS as a profitable community-oriented financial institution serving primarily individual customers, corporations and small businesses through retail operations in our market area. To achieve this mission, CMS’s overall growth strategy is generally to:

•	capitalize on its knowledge of the local banking market;

•	continue to originate traditional one-to-four-family real estate loans for resale, as well as continue to diversify the loan portfolio into higher yield multi-family, non-residential, construction and commercial loan markets and provide a variety of deposit products to its customer base;

•	provide superior, highly personalized and prompt service to its customers;

•	offer competitive rates and develop customer relationships to attract new deposits while maintaining its existing depositor base and deposit levels;

•	maintain strong asset and capital quality;

•	build its brand identity and strengthen its bonds to the community by unifying its retail banking office appearance; and

•	meet the needs of its customers through a service-oriented approach to banking, which emphasizes delivering a consistent and quality level of professional service in the communities that CMS serves.

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

Market Area

CMS’s primary market area is Westchester County, New York, a suburb located to the north and outside of New York City. CMS conducts its retail banking operations from its corporate administrative office located in White Plains, the county seat for Westchester, and five retail banking offices located in Eastchester, Greenburgh, Mount Kisco, Mount Vernon and East White Plains, New York.

The Westchester market area is characterized by a thriving, vibrant and affluent suburban economy. Based on latest available data provided by the U.S. Census Bureau, Westchester continues to be one of the state’s wealthiest counties, with a population estimate approaching 970,000 and with median household income for years 2008-2012 of $81,000. Westchester County is the headquarters location of numerous large and small businesses, including household names like Pepsico, Inc. and IBM Corporation. Continuing economic conditions including but not limited to unemployment and declines in home values from the most recent financial crisis, however, have had a negative impact on the local economy, and have had a negative financial impact on CMS.

Competition

CMS faces intense competition in its market area both in making loans and attracting deposits. New York has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have resulted from the consolidation of the banking industry in New York and surrounding states. The Westchester County deposit market is highly competitive and includes the largest banks in the country. Some of these competitors have more resources, capital, extensive branch and automated teller machine networks and established customer bases and may offer additional services that CMS does not offer. For example, CMS does not provide trust or investment services or credit cards. Therefore, customers who seek “one-stop shopping” may be drawn to CMS’s competitors for their depth of product offerings. CMS faces additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, mutual funds, and insurance companies. In particular, a challenge that is unique to small banks like CMS Bank operating in Westchester County is that they operate at a disadvantage relative to many larger competitors with far greater lending capacity and well developed programs designed to attract low- to moderate-income borrowers for loans in a wider market area.

Lending Activities

Regulations require savings banks to adopt and maintain a written policy that establishes appropriate limits and standards for all extensions of credit that (i) are secured by liens on or interests in real estate, or (ii) are made for the purpose of financing the construction of a building or other improvements to real estate. The regulations also require CMS to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying guidelines, which include loan-to-value ratios for the different types of real estate loans. CMS is also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which value ratios for the different types of real estate loans. CMS is also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified. CMS has established and implemented these required policies regarding its real estate lending activities.

Loan Portfolio Composition. CMS has a long-standing commitment of originating residential loans and, in recent years, multi-family, non-residential and commercial property loans. CMS sells large portions of its one-to-four family loan originations to the secondary market. In the fiscal years ended September 30, 2014 and 2013, CMS originated $5,682 and $10,136 respectively, of loans for resale. At September 30, 2014, CMS had total loans of $224.5 million of which $90.6 million or 40.3%, were one-to-four-family residential mortgages. Of the one-to-four-family residential mortgage loans outstanding at September 30, 2014, 89.7% were fixed-rate loans and 10.3% were adjustable-rate mortgage loans. CMS’s residential loan origination activity is primarily concentrated in Westchester County, New York.

The following table sets forth the composition of CMS’s mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.

	At September 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgages:
One-to-four-family	$90,567	40.3%	$90,177	43.2%	$96,449	47.7%	$101,064	56.3%	$123,116	68.6%
Multi-family	28,659	12.8%	25,771	12.3%	21,220	10.5%	14,283	8.0%	9,124	5.1%
Non-residential	56,076	25.0%	50,655	24.3%	43,361	21.4%	30,674	17.1%	22,259	12.4%
Construction	174	0.1%	935	0.4%	398	0.2%	309	0.2%	796	0.4%
Home equity and second mortgages	8,653	3.9%	8,169	3.9%	10,111	5.0%	10,905	6.0%	9,454	5.3%

Total real estate loans	184,129	82.0%	175,707	84.1%	171,539	84.8%	157,235	87.6%	164,749	91.8%

Commercial & Industrial	40,346	18.0%	33,089	15.9%	30,618	15.2%	22,207	12.4%	14,255	8.0%

Consumer	55	0.0%	103	0.0%	83	0.0%	90	0.0%	386	0.2%

Total loans	224,530	100.0%	208,899	100.0%	202,240	100.0%	179,532	100.0%	179,390	100.0%

Allowance for loan losses	(740)		(923)		(967)		(1,200)		(1,114)
Net deferred origination costs and fees	(4)		20		189		464		790

Total loans receivable, net	$223,786		$207,996		$201,462		$178,796		$179,066

Loan Maturity. The following tables present the contractual maturity of CMS’s loans, the aggregate dollar amounts of the loans, and whether these loans had fixed or adjustable interest rates at September 30, 2014.

	At September 30, 2014
	One- to four- family	Multi- family	Non- residential	Commercial & Industrial	Home Equity and second mortgages	Construction and Consumer	Total
	(Dollars in thousands)
Amount due:
One year or less	$3	$0	$2,361	$8,793	$0	$203	$11,360

More than one year to three years	493	0	0	2,985	0	0	3,478
More than three years to five years	2,119	272	0	3,240	4	26	5,661
More than five years to ten years	3,948	17,826	39,852	6,606	0		68,232
More than ten years to twenty years	22,766	4,082	8,659	12,490	4,573		52,570
More than twenty years	61,238	6,479	5,204	6,232	4,076		83,229

Total due after one year	90,564	28,659	53,715	31,553	8,653	26	213,170

Total due:	$90,567	$28,659	$56,076	$40,346	$8,653	$229	224,530

Allowance for loan losses							(740)
Net deferred origination costs and fees							(4)

Loans receivable, net							$223,786

Amount due after one year:
Fixed rate	$72,736	$5,300	$16,918	$20,033	$4,881	$26	$119,894
Adjustable rate	$17,828	$23,359	$36,797	$11,520	$3,772	$0	$93,276

The following table presents CMS’s loan originations, purchases, sales and principal repayments for the periods indicated.

	For the Year Ended September 30,
	2014	2013
	(Dollars in thousands)
Loans receivable, gross at beginning of period	$208,899	$202,240

Originations by type:
One-to-four-family	14,872	19,074
Multi-family	4,625	5,485
Non-residential	12,103	12,017
Commercial & Industrial	8,654	2,697
Home equity net increase (decrease) and other	651	(1,942)

	40,905	37,331
Principal repayments and net charge-offs	(25,274)	(30,672)

Loans receivable, gross at end of period	$224,530	$208,899

Loans held for sale at beginning of period	$337	$2,426
Originations of one-to-four-family	6,157	8,050
Loans sold	(6,145)	(10,139)

Loans held for sale at end of period	$349	$337

Residential Mortgage Lending. Traditionally, CMS has primarily originated mortgage loans secured by 1-to-4-family properties that serve as the primary residence of the owner in Westchester communities

CMS’s mortgage loan originations are generally for terms of 15 to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty. Residential mortgage loans granted by CMS customarily contain “due-on-sale” clauses, which permit CMS to accelerate the indebtedness of the loan upon transfer of ownership of the mortgage property.

CMS offers 1-4 family mortgage loans for terms of up to 30 years. CMS generally lends up to a maximum loan-to-value ratio on these mortgage loans, secured by owner-occupied properties of 80% of the appraised value or the purchase price of the property whichever is less, unless mortgage insurance is provided. CMS also offers adjustable-rate mortgage loans with a maximum term of 30 years.

Multi-family Loans. CMS actively seeks opportunities to make loans secured by real estate with multi-family (five or more units) per building. These loans are structured with repayment terms of up to 30 years.

Construction Loans. CMS offers short-term construction loans to well-established builders for projects that are substantially preleased or presold, where a takeout commitment is in place through CMS or another lender.

Home Equity Loans and Lines of Credit. CMS offers home equity loans and lines of credit that are generally secured by the borrower’s primary residence. CMS’s home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity loans and lines of credit are offered with terms up to 25 years

Commercial Property Real Estate Loans. In underwriting commercial property real estate loans, consideration is given to the property’s historic and projected future cash flow, current and projected occupancy, location and physical condition. The commercial property real estate portfolio consists of loans that are collateralized by properties in CMS’s normal lending area.

Commercial Property real estate lending involves additional risks compared to 1-4 family residential lending. Since payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the property, and/or the collateral value of the commercial real estate securing the loan.

Commercial and Industrial Commercial Property Loans. In addition to commercial property real estate loans, CMS also offers small business commercial lending, including business installment loans, lines of credit and other commercial loans.

Unless otherwise structured as a mortgage on commercial real estate, such loans generally are limited to terms of five years or less and have variable interest rates tied to the prime rate.

Consumer Loans. CMS offers various unsecured consumer loan products to meet customer demand and needs.

Asset Quality. One of CMS’s key operating objectives is to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties, CMS has been proactive in addressing problem loans and non-performing assets. These strategies, as well as CMS’s high proportion of residential 1-4 family mortgage loans, maintaining sound credit and underwriting standards for new originations have resulted in historically low delinquency ratios and low dollar amounts of non-performing assets. These factors have helped strengthen CMS’s overall financial condition.

At September 30, 2014, the Company had loans in the amount of $11.2 million or 5.0% of total loans that were considered to be impaired. Interest income recorded on impaired loans during the year ended September 30, 2014 was $274,000 and had all such loans been performing in accordance with their original terms, additional interest income of $210,000 would have been recognized.

Delinquencies and Foreclosures. When a borrower fails to make the required payments on a loan, CMS takes a number of steps to try and cure the delinquency and restore the loan to a current status. With residential 1-4 mortgage loans, CMS’s mortgage servicer is responsible for collection procedures pursuant to timetables that are in conformity with industry guidelines, including those of the Federal National Mortgage Association, Federal Housing Association, and Veterans’ Administration and applicable laws and regulations. CMS encourages borrowers who are delinquent to utilize the loss mitigation counseling services provided by the servicer

In a situation where a borrower fails to bring a loan current or enter into an acceptable remediation plan, the loan will generally be recommended for foreclosure when it becomes 90 days past due. CMS’s policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis.

The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans:
Residential mortgage loans, including home equity	$2,021	$3,824	$6,068	$3,809	$2,447
Home equity and second mortgage	187	72	129	406	—
Commercial & Industrial	157	873	—	72	—
Consumer loans	—	—	—	19	—

	2,365	4,769	6,197	4,306	2,447

Loans past due 90 days or more but still accruing:
Residential mortgage loans	—	—	—	—	523
Consumer loans	4	—	—	6	—
Student loans	—	—	—	—	2

	4	—	—	6	525

Total non-performing loans	$2,369	$4,769	$6,197	$4,312	$2,972

CMS normally stops accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectability of such interest and/ principal is doubtful. CMS designates loans on which it stops accruing interest income, as non-accrual loans and it reverses outstanding interest that it previously credited. CMS may recognize income in the period that CMS collects it, when the ultimate collectability of principal is no longer in doubt and the borrower has demonstrated a number of consecutive months of interest payments to bring loan current. CMS would normally return a non-accrual loan to accrual status when the collection no longer exists. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Loans which are not impaired are collectively evaluated for reserve purposes. CMS had loans totaling $7.9 million and $5.2 million at September 30, 2014 and 2013, respectively, which were classified as substandard.

Foreclosed real estate consists of property acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. CMS had foreclosed real estate at September 30, 2014 and 2013 of $221,000 and $-0- respectively.

Allowance for Loan Losses. The following table sets forth activity in CMS’s allowance for loan loss (ALL) account for the past 5 years ended September 30, 2014:

	For the Years Ended September 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period:	$923	$967	$1,200	$1,114	$749
Charge-offs:
One-to-four-family	142	562	810	—	—
Non-residential	333	—	50	—	—
Home equity		—	260	—	—
Commercial & Industrial	9
Consumer		7	4	—	3

Total	484	569	1,124	—	3

Recoveries:
One-to-four-family		82	—	—	—
Commercial & Industrial	1
Consumer		—	—	—	2

Total	1	82	—	—	2

Net (charge-offs)/recoveries	(483)	(487)	(1,124)	—	(1)

Provisions charged to operations	300	443	891	86	366

Balance at end of period	$740	$923	$967	$1,200	$1,114

Average loans outstanding	$217,428	$206,957	$187,835	$178,102	$174,634

Ratio of net charge-offs during the period to average loans outstanding during the period	0.22%	0.24%	0.60%	0.00%	0.00%

The ALL is a valuation account that estimates of the losses inherent in its loan portfolio. CMS maintains the allowance through provisions for loan losses that it charges to current operating expenses. CMS charges losses on loans against the allowance for loan loss account (ALL) when it believes that the collection of loan principal is unlikely.

The ALL was $740,000, or 0.33%, of gross loans outstanding, at September 30, 2014 compared to $923,000, or 0.44% of gross loans outstanding, at September 30, 2013. As of September 30, 2014 and 2013, CMS had $2.4 million and $4.8 million of non-performing loans, respectively. At September 30, 2014 and 2013, the Bank had $11.2 million and $8.0 million of loans classified as impaired. At September 30, 2014, one impaired loan for $4,000 required a specific loss allowance. The impaired loans were primarily the result of the continued difficult general economic conditions and only a partial recovery in the local real estate market.

The ALL adequately reflects the level of inherent risk in the loan portfolio. Through normal internal credit review procedures management identifies potential problem loans. These potential problem loans are placed on a loan “Watch List” which contains information that has been developed on the borrower regarding possible credit problems, which may cause the borrowers to experience difficulties in the future in complying with loan repayments.

The following table presents CMS’s allocation of the ALL by loan category and the percentage of loans in each category to total loans at the periods indicated.

	At September 30,
	2014			2013			2012
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four-family	$257	$90,567	40.3%	$225	$90,177	43.2%	$625	$96,449	47.7%
Multi-family	83	28,659	12.8%	48	25,771	12.3%	35	21,220	10.5%
Non-Residential	266	56,076	25.0%	374	50,655	24.3%	67	43,361	21.4%
Construction	—	174	0.1%	7	935	0.4%	3	398	0.2%
Equity & Second	26	8,653	3.9%	82	8,169	3.9%	71	10,111	5%

	632	184,129	82.0%	736	175,707	84.1%	801	171,539	84.8%
Comm. & Ind.	100	40,346	18.0%	187	33,089	15.9%	164	30,618	15.2%
Consumer	8	55	0.0%	—	103	—%	2	83	—%

Total	$740	$224,530	100.0%	$923	$208,899	100%	$967	$202,240	100%

	At September 30,
	2011			2010
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to-four-family	$583	$101,064	56.3%	$604	$123,116	68.6%
Multi-family	29	14,283	8%	9	9,124	5.1%
Non-Residential	92	30,674	17.1%	52	22,259	12.4%
Construction	3	309	0.2%	21	796	0.4%
Equity & Second	31	10,905	6%	53	9,454	5.3%

	738	157,235	87.6%	739	164,749	91.8%
Commercial	459	22,207	12.4%	364	14,255	8%
Consumer	3	90	—%	11	386	0.2%

Total	$1,200	$179,592	100%	$1114	$179,390	100%

Investment Activities

CMS’s Board of Directors reviews and approves CMS’s asset liability and investment policy on an annual basis. The Chief Executive Officer and Chief Financial Officer are authorized by the Board of Directors to implement this policy, based on established guidelines. CMS’s asset liability policy is designed primarily to manage the interest rate risk and interest sensitivity of its assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk and serves to complement its lending activities and provides liquidity all within established guidelines. In establishing its investment strategies, CMS considers interest rate sensitivity, the types of securities to be held, liquidity and other factors. CMS has the authority to invest in various types of assets, including securities of various government-sponsored enterprises, mortgage-backed securities, certain time deposits of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks and municipal and corporate debt instruments.

Securities Portfolio. CMS has classified all its currently owned securities as Available-for-Sale. Securities may also be purchased and classified as Held to Maturity. Available for sale securities are reported at fair market value. The balance of other investments consists of demand balances due from domestic correspondent banks and the investment in Federal Home Loan Bank of New York (“FHLB-NY”) member stock.

CMS’s investment securities consist primarily of fixed-rate and adjustable-rate balances at government-sponsored enterprise securities and U.S mortgage-backed securities and a lesser amount of corporate and municipal bonds. The following table sets forth the composition of CMS’s available-for-securities:

	At September 30,
	2014		2013		2012
	Carrying	Percent	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total	Value	of Total
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$6,373	16.2%	$7,317	18.1%	$8,662	17.9%
Small Business Administration	5,213	13.2%	6,244	15.4%	7,120	14.7%
U.S. Government Agencies	19,573	49.7%	18,826	46.6%	24,088	49.8%
Corporate bonds	4,417	11.2%	4,306	10.7	4,599	9.5%
Municipal bonds	3,789	9.6%	3,727	9.2	3,892	8.0%

Total securities available-for-sale	39,365	100.0%	40,420	100.0%	48,361	100.0%

Securities Portfolio Maturities. The following table sets forth the scheduled maturities and weighted average yields for CMS’s available for sale investment securities at September 30, 2014. Actual maturities could differ. At September 30, 2014 there were no securities with maturities of less than one year.

	After One Year Through Five Years	% of Total	Weighted Average Yield	After Five Years Through Ten Years	Total % of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
Securities available for sale
U.S. Government Agencies	$4,967	12.62%	0.24%	$9,754	24.78%	0.47%	$4,852	12.33%	0.24%	$19,573	49.72%	0.95%
Corporate bonds				4,417	11.22%	0.21%				4,417	11.22%	0.21%
Municipal bonds	1,298	3.30%	0.06%	2,491	6.33%	0.12%				3,789	9.63%	0.18%
Mortgage-backed securities:
Small Business Administration				1,006	2.56%	0.05%	4,207	10.69%	0.20%	5,213	13.24%	0.25%
Federal Home Loan Mortgage Corporation							6,373	16.19%	0.31%	6,373	16.19%	0.31%

Total	$6,265	15.92%	0.30%	$17,668	44.88%	0.86%	$15,432	39.20%	0.75%	$39,365	100.00%	1.91%

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

When CMS determines its deposit rates, it considers local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 35.7% of total deposits as of September 30, 2014. Also at September 30, 2014, time deposits with remaining terms to maturity of less than one year amounted to $37.7 million.

Deposit Distribution Weighted Average. The following table presents the distribution of CMS’s deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

	At September 30,
	2014			2013			2012
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$35,451	15.6%	0%	$28,488	13.4%	0%	$27,749	13.6%	0%
Interest bearing	41,675	18.4%	0.32%	50,275	23.7%	0.3%	47,365	23.3%	0.39%

	77,126	34.0%	0.17%	78,763	37.1%	0.19%	75,114	36.9%	0.24%
Savings and club	44,230	19.5%	0.27%	43,050	20.3%	0.25%	41,791	20.5%	0.25%
Certificates of deposit	105,426	46.5%	1.17%	90,499	42.6%	1.37%	86,611	42.6%	1.41%

Total deposits	$226,782	100.0%	0.66%	$212,312	100%	0.71%	$203,516	100%	0.83%

Time Deposit Maturities. At September 30, 2014, CMS had $60.2 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$20,086
Over three months through 12 months	15,363
Over 12 months	24,761

Total	$60,210

Time Deposit Balances by Rates. The following table presents, by interest rate ranges, information concerning CMS’s time deposit accounts outstanding as of September 30, 2014.

	At September 30, 2014
	Period to Maturity
	Less than One Year	One to Two Years		Two to Three Years		More than Three Years		Total	Percent of Total
	(Dollars in thousands)
1.00% and under	$54,238	$		$		$		$54,238	51.45%
1.01% to 2.00%			31,217		14,849		5,122	51,188	48.55%
2.01% to 3.00%									%
3.01% to 4.00%									%
4.01% to 5.00%									%

Total	$54,238		$31,217		$14,849		$5,122	$105,426	100.00%

Borrowings. CMS currently borrows funds from the Federal Home Loan Bank of New York, or FHLB-NY, to finance its lending and investing activities, and may continue to borrow funds in the future. We are a member of the FHLB-NY and have the ability to borrow on an overnight or term basis. CMS’s overall credit exposure at the FHLB-NY cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loan and securities pledged as collateral. Borrowings from the FHLB-NY as of September 30, 2014 were as follows:

Amount
(Dollars in thousands)
Short term advances, maturing in less than one year, with interest at 0.39%	$11,600
One year advance, maturing February 12, 2015, with interest payable monthly at 0.27%	2,350
Seven year advance, maturing December 29, 2014, with interest payable quarterly at 3.56%	5,000

Total	$18,950

Employees

At September 30, 2014, CMS Bancorp and CMS had 37 full-time and 5 part-time employees. None of CMS Bancorp’s or CMS’s employees is represented by a collective bargaining agreement. Management believes that it enjoys excellent relations with its personnel.

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

Distributions. To the extent that CMS makes “non-dividend distributions” to its stockholders, such distributions will be considered to result in distributions from CMS’s uncaptured tax bad debt reserve “base year reserve” (i.e., its reserve as of December 31, 1987), to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in CMS’s taxable income. Non-dividend distributions include distributions in excess of CMS’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of CMS’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in CMS’s income.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President in July 2010. The Dodd-Frank Act continues to impact the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. Many of the provisions of the Dodd-Frank Act affecting CMS Bancorp and CMS have effective dates ranging from the enactment date of the legislation to several years following enactment of the Dodd-Frank Act.

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

The primary business of CMS Bancorp is to operate its wholly-owned banking subsidiary, CMS. The following discussion is intended to provide a summary of the material statutes and regulations applicable to savings and loan holding companies and New York state-chartered savings banks with activity and size profiles that are similar to those of CMS Bancorp and the Bank, respectively, as they are to be administered and enforced by the applicable federal and state regulators, and does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of New York State-Chartered Savings Banks

General – Primary Regulation by the NYSDFS and FDIC. As a New York state-chartered savings bank, CMS is subject to regulation, examination and supervision by the NYSDFS, as the Bank’s state regulator, as well as the FDIC, as the Bank’s primary federal regulator (for state nonmember banks) and as insurer of deposits placed at CMS. As such, CMS is required to file reports with, and otherwise comply with the rules and regulations of the NYSDFS administered pursuant to the New York Banking Law, and the rules and regulations of the FDIC applicable to all insured depository institutions and state nonmember banks.

Business Activities. The activities of New York state-chartered savings banks are governed by Article 6 of the New York Banking Law and the rules and regulations of the NYSDFS. The business activities that are permissible for a New York state-chartered savings bank generally are as broad as the permissible activities for a federal savings association. Therefore, the Charter Conversion has not had any significant adverse impact or limitation on the business activities of CMS in this regard. Federal law restricts insured state banks and their subsidiaries from engaging in activities and investments that are not permissible for national banks and their subsidiaries.

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

As of September 30, 2014, CMS held 85.45% of its portfolio assets in qualified thrift investments and had more than 87.75 % of its portfolio assets in qualified thrift investments for each of the 12 months ending September 30, 2014. Therefore, CMS qualified, and continues to qualify, as a qualified thrift lender under the QTL test.

If CMS fails to remain a QTL, CMS Bancorp must register with the Federal Reserve as a bank holding company (versus remaining a savings and loan holding company) and be treated as such.

Loans-to-One-Borrower Limitations. Under the New York Banking Law, with specified exceptions, CMS’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed 15% of CMS’s capital stock, surplus fund and undivided profits. CMS may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. CMS currently complies with these loans-to-one-borrower limitations. At September 30, 2014, CMS’s largest aggregate amount of loans to one borrower was $4,747,236.

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

In early 2013, the Consumer Financial Protection Bureau, or CFPB, issued final rules concerning the regulation of mortgage markets in the U.S. pursuant to the Dodd-Frank Act. The rules became effective mostly in 2014 and amended several existing regulations, including Regulation Z (Truth in Lending), X (Real Estate Settlement Procedures Act), and B (Equal Credit Opportunity Act).

With respect to the Regulation Z amendments, the final rule implements provisions of the Dodd-Frank Act which generally require creditors to make a reasonable, good faith determination of a consumer’s ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establish certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements a provision of the Dodd-Frank Act which limits prepayment penalties. In addition, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. In July 2014, the CFPB issued a final interpretive rule to clarify that when a borrower dies, the name of the borrower’s heir generally may be added to the mortgage without triggering the CFPB’s ability-to-repay rule.

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

The CFPB also issued a final rule amending Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (“HOEPA”), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement. This final rule also amends Regulation Z and Regulation X by imposing certain other requirements related to homeownership counseling, including a requirement that consumers receive information about homeownership counseling providers.

The CFPB also issued a joint final rule with the federal banking agencies to amend Regulation Z by implementing new appraisal provisions in the Truth in Lending Act that were added by the Dodd-Frank Act. The rule requires creditors to obtain a full interior appraisal by a certified or licensed appraiser for non-exempt “higher-risk mortgage loans” (“HPMLs”). HPMLs are mortgages with annual percentage rates that exceed the average prime offer rate by a specified percentage. The rule also requires a second such appraisal at the creditor’s expense for certain properties held for less than 180 days. Exemptions include qualified mortgages, reverse mortgages, bridge loans, construction loans and certain manufactured homes. In addition, the rule requires creditors to provide the consumer a copy of all written appraisals performed in connection with the HPML at least 3 days prior to closing.

The CFPB also issued a final rule amending Regulation Z to implement requirements and restrictions imposed by the Dodd-Frank Act concerning loan originator compensation; qualifications of, and registration or licensing of loan originators; compliance procedures for depository institutions; mandatory arbitration; and the financing of single-premium credit insurance. The final rule revises or provides additional commentary on Regulation Z’s restrictions on loan originator compensation, including application of these restrictions to prohibitions on dual compensation and compensation based on the term of a transaction or a proxy for the term of a transaction, and to recordkeeping requirements. The final rule also establishes tests for when loan originators can be compensated through certain profits-based compensation arrangements.

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

Additionally, under the new capital rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The final rules also enhance risk sensitivity address weaknesses identified by the regulators over recent years with the measure of risk-weighted assets, including by adding new measures of creditworthiness to replace references to credit ratings, consistent with the requirements of the Dodd-Frank Act.

In assessing a state bank’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual banks where necessary. CMS, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with CMS’s risk profile. At September 30, 2014, CMS exceeded each of its capital requirements with a tangible capital ratio of 8.4%, leverage capital ratio of 8.4% and total risk-based capital ratio of 12.36%.

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

The CRA regulations establish an assessment system that bases an institution’s rating on its actual performance in meeting community needs. The rules establish a streamlined examination approach to evaluate the CRA performance of smaller institutions. The FDIC evaluates “small banks” such as CMS using the following lending criteria:

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

The CRA requires all institutions to make public disclosure of their CRA ratings. CMS received an overall CRA rating of “Satisfactory” in its most recent CRA examination as of June 20, 2014.

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

Transactions with Affiliates. CMS’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W issued by the Federal Reserve, as made applicable to state nonmember banks under the Federal Deposit Insurance Act. Under the FRA and Regulation W, the aggregate amount of covered transactions that an institution may engage in with any individual affiliate is limited to 10% of the unimpaired capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s unimpaired capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described under federal law. The transfer of low-quality assets to a bank from its affiliates is generally restricted. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliates.

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

Limitation on Dividends and Other Capital Distributions. The principal source of cash flow to CMS Bancorp is derived from dividends that CMS pays to CMS Bancorp as its sole shareholder. Federal regulations govern the permissibility of capital distributions by a savings association to its holding company. As a state savings bank that has elected to be treated as a “savings association” for purposes of regulation of its holding company, CMS continues to be subject to the requirement to file advance notices of dividend declarations with the Federal Reserve. Savings associations that are part of a savings and loan holding company structure must file with the Federal Reserve (previously this notice was required to be filed with the OTS) a notice at least 30 days prior to declaring a dividend. The Federal Reserve may disapprove of a proposed dividend distribution if:

•	the savings association would be undercapitalized following the distribution;

•	the proposed distribution raises safety and soundness concerns; or

•	the proposed distribution violates a prohibition contained in any statute, regulation, enforcement action or agreement between the savings association (or its holding company, in the case of the Federal Reserve) and the entity’s primary federal regulator, or violates a condition imposed on the savings association (or its holding company, in the case of the Federal Reserve) in an application or notice approved by the entity’s primary federal regulator.

Enforcement. The NYSDFS and FDIC each have primary enforcement responsibility over New York state-chartered nonmember banks. In general, enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices, and can result in, among other things, assessments of civil money penalties, issuance of cease and desist orders and removal of directors and officers.

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

The new capital rules due to become effective generally on January 1, 2015 maintain the general structure of the current prompt corrective action framework while increasing certain thresholds for the prompt corrective action capital categories and introducing a common equity tier 1 capital ratio as a new prompt corrective action capital category threshold.

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

FDIC insurance of deposits is backed by the full faith and credit of the U.S. government. In order to maintain the DIF, the FDIC imposes deposit insurance premiums on insured institutions and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against a state nonmember bank and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

Federal Home Loan Bank System. CMS is a member of the Federal Home Loan Bank of New York or “FHLB-NY”, which is one of 12 regional FHLBs. Each FHLB provides a central credit facility primarily for its member institutions. As a member of the FHLB-NY, CMS is required to acquire and hold shares of FHLB-NY capital stock. The capital stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The capital stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY capital stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. At September 30, 2014, CMS was in compliance with the minimum stock purchase requirements with an investment in FHLB-NY stock of $1.2 million.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and also could result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced or interest on future FHLB advances were increased, CMS’s net interest income would be adversely affected.

Federal Reserve System. The FRA and Regulation D of the Federal Reserve regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). For all depository institutions, reserve requirements are established by the Federal Reserve and updated on an annual basis, as set forth in the Federal Reserve’s regulations.Since required reserves must be maintained in the form of either vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the general effect of the reserve requirement is to reduce CMS’s interest-earning assets.

Anti-Money Laundering and Customer Identification. CMS is subject to the regulations of the FDIC and Financial Crimes Enforcement Network which implement the Bank Secrecy Act (“BSA”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and increased information sharing and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act imposes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

Privacy Regulations. CMS is subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach Bliley Act (the “GLB Act”). These regulations require CMS to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require CMS to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, CMS is required to provide its customers with the ability to “opt-out” of having CMS share their personal information with unaffiliated third parties.

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

Consumer Protection and Compliance Provisions. CMS is subject to various laws and regulations dealing generally with consumer protection matters. CMS may be subject to potential liability under these laws and regulations for material violations, in the form of litigation by governmental and consumer groups, the FDIC and other federal regulatory agencies including the Department of Justice. Moreover, the CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all depository institutions, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as CMS, will continue to be examined by their applicable primary bank regulators. CMS’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal “Truth in Lending Act,” governing disclosures of credit terms to consumer borrowers;

•	“Home Mortgage Disclosure Act of 1975,” requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	“Equal Credit Opportunity Act,” prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	“Fair Credit Reporting Act of 1978,” as amended by the FACT Act, governing the use and provision of information to credit reporting agencies, and requiring certain identity theft protections and certain credit and other disclosures;

•	“Fair Debt Collection Practices Act,” governing the manner in which consumer debts may be collected by collection agencies;

•	“Real Estate Settlement Procedures Act,” governing disclosures of fee estimates that would be incurred by a borrower during the mortgage process;

•	“Servicemembers Civil Relief Act”; and

•	Rules and regulations of the federal agencies, primarily the CFPB, charged with the responsibility of implementing these federal laws.

CMS’s deposit operations are also subject to federal laws applicable to deposit transactions, such as the:

•	“Truth in Savings Act,” imposing disclosure obligations to enable consumers to make informed decisions about their deposit accounts at depository institutions;

•	“Right to Financial Privacy Act,” imposing a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	“Electronic Fund Transfer Act,” governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Rules and regulations of the federal agencies, primarily the CFPB, charged with the responsibility of implementing these federal laws.

Holding Company Regulation

CMS has made an election under Section 10(l) of the HOLA to be treated as a “savings association” for purposes of the regulation of CMS Bancorp. As a result of such election by CMS, CMS Bancorp continues (i.e., after the Charter Conversion) to be registered with the Federal Reserve as a savings and loan holding company and is subject to Federal Reserve examination, enforcement and supervision, as well as reporting requirements applicable to savings and loan holding companies. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the safety, soundness or stability of a subsidiary depository institution.

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

Activities Restrictions Applicable to CMS Bancorp. All unitary savings and loan holding companies organized after May 4, 1999, such as CMS Bancorp, are generally prohibited from engaging in non-financial activities. Accordingly, CMS Bancorp’s activities are generally restricted to operating CMS and other financially related activities as set forth in Federal Reserve regulations. Effective July 21, 2011, both a savings and loan holding company and its depository institution subsidiary must be well capitalized and well managed in order for the company to engage in financial activities beyond banking activities that are permitted for “financial holding companies” under the BHCA.

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

The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject to. As noted above, in July 2013, the Federal Reserve and other federal banking agencies issued a final rule revising regulatory capital rules applicable to all insured depository institutions and their holding companies (except for certain savings and loan holding companies that are “substantially engaged” in commercial or insurance underwriting activities). As a result, no later than January 1, 2015, savings and loan holding companies including CMS Bancorp will become subject to consolidated capital requirements that we have not been subject to previously, which are: (i) a minimum common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a minimum Tier 1 risk-based capital ratio of 6.0%; (iii) a minimum total risk-based capital ratio of 8.0%; and (iv) a minimum leverage ratio (Tier 1 capital to total assets) of 4.0%.

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

Restrictions on Investments in CMS Bancorp or By CMS Bancorp in Other Depository Institutions. Federal law prohibits all savings and loan holding companies, and investors in general, directly or indirectly, from taking any of the following actions without prior Federal Reserve approval:

•	acquiring control (as defined under the HOLA) of another depository institution (or a holding company parent);

•	for existing depository institution holding companies, acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary depository institution or holding company, or a non-subsidiary company engaged in impermissible activities;

•	acquiring through merger, consolidation or purchase of assets, another depository institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company); or

•	acquiring control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the Federal Reserve).

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

Additionally, under the Change in Bank Control Act (“CBCA”), a notice must generally be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire 10% or more of CMS Bancorp’s shares of outstanding common stock. Under the CBCA, the Federal Reserve generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by CMS Bancorp and CMS; and the anti-trust effects of the acquisition. Acquisitions of control subject to approval under the HOLA or Bank Merger Act are generally exempt from the CBCA prior notice requirement.

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

Risk Related to the Pending Merger Agreement with Putnam County Savings Bank

The pending Merger and related transactions with Putnam County Savings Bank are not certain to occur. Failure to comply with terms of the Merger Agreement in the interim prior to closing of the Merger could adversely affect our business. If the Merger and related transactions do not occur, our business, results of operations and our stock price could be materially adversely affected.

On September 25, 2014, CMS Bancorp and CMS Bank entered into an agreement and plan of merger (the “Merger Agreement”) with Putnam County Savings Bank (“Putnam”) and Putnam County Acquisition Corporation (“Acquisition Corporation”). The Merger Agreement provides that, subject to the terms and conditions thereof, through a series of transactions CMS Bancorp and CMS will merge with and into Putnam, with Putnam as the surviving bank (collectively, the “Merger”). Following the consummation of the Merger, each issued and outstanding share of common stock of CMS Bancorp will be converted into the right to receive $13.25 per share in cash, without interest and subject to any applicable tax withholding, and the separate corporate existence of CMS Bancorp and CMS Bank will cease to exist.

The transactions contemplated by the Merger Agreement are subject to a number of closing conditions that include, among other things, approval of the Merger Agreement by the shareholders of CMS Bancorp, redemption by CMS Bancorp of all shares of its Series A Preferred Stock, receipt of requisite bank regulatory approvals by Putnam, a requirement that not more than 10% of CMS shareholders express dissent to the Merger terms by invoking applicable state law with respect to appraisal rights, and other customary conditions.

As a result of the pending Merger: (i) the attention of management and employees could be diverted from day-to-day operations as they focus on matters relating to preparation for integration of CMS’s operations with those of Putnam; (ii) the restrictions and limitations on the conduct of CMS Bancorp’s business pending the Merger and other related transactions could disrupt or otherwise adversely affect our business and relationships with our customers, and could not be in the best interests of CMS Bancorp if it were to have to act as an independent entity following a termination of the Merger Agreement; (iii) CMS Bancorp’s ability to retain its existing employees could be adversely affected due to the uncertainties created by the Merger; and (iv) CMS Bancorp’s ability to maintain existing customer relationships, or to establish new ones, could be adversely affected. Any delay in consummating the Merger could exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger and/or related transactions will become effective. If the Merger and related transactions do not become effective because conditions to closing are not satisfied, or because the parties mutually terminate the Merger Agreement, the following adverse effects are possible: (i) CMS Bancorp’s stockholders will not receive the cash merger consideration of $13.25 per share; (ii) CMS Bancorp’s stock price could decline; (iii) CMS Bancorp’s business could be adversely affected; (iv) CMS Bancorp will have incurred significant transaction costs related to negotiating and working towards the Merger, which may or may not be reimbursable up to $350,000 by Putnam; and (v) under certain circumstances, CMS Bancorp could have to pay Putnam a termination fee of up to $1,000,000. For further information regarding the Merger, see CMS Bancorp’s Form 8-K filed with the SEC on September 25, 2014.

Risk Related to the Terminated Merger Agreement with Customers

Given Customers’ public misstatement that the Merger Agreement had been terminated prior to December 31, 2013 by mutual consent of the parties, the Company is currently involved in pending litigation to enforce its right to collect a One Million Dollar termination fee from Customers. While the Company believes it will succeed on the merits to collect the termination fee from Customers, litigation is subject to inherent risk, and therefore, the Company’s success as the outcome of litigation cannot be guaranteed.

As previously announced, effective December 31, 2013, CMS Bancorp terminated a merger agreement dated as of August 10, 2012 (amended effective as of April 22, 2013) by and between CMS Bancorp and Customers Bancorp, Inc. (“Customers”) due to non-receipt by Customers of required government approvals to consummate the merger. The termination provisions of the merger agreement called for a $1.0 million termination fee to be paid to CMS Bancorp by Customers. To date, Customers has not paid the termination fee. On March 24, 2014, CMS Bancorp filed suit in the Eastern District of Pennsylvania to recover the termination fee from Customers. The lawsuit is currently pending. Litigation is subject to inherent risk, and therefore, the Company’s success as the outcome of litigation cannot be guaranteed.

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

Although the domestic economy continued its modest recovery during our 2014 fiscal year, the recovery is weak and there can be no assurance that the economy will not enter into another recession, whether in the near or long term future. Furthermore, real estate values and the demand for commercial real estate loans have not fully recovered, and reduced availability of commercial credit and continuing unemployment have negatively impacted the credit performance of commercial and consumer credit. Additional market developments such as a relapse or worsening of economic conditions in other parts of the world would likely exacerbate the lingering effects of the difficult market conditions experienced by us and others in the financial services industry and could further slow, stall or reverse the slow recovery in the U.S.

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

Our regulators continue to propose rules and implement provisions of the Dodd-Frank Act. For example, the Dodd-Frank Act required the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. In July 2013, the federal banking agencies issued new capital rules revising regulatory capital rules applicable to all insured depository institutions and their holding companies (except for certain savings and loan holding companies engaged in commercial activities). The new rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. In addition to the minimum leverage ratio (Tier 1 capital to total assets) of 4.0%, the minimum capital to risk-weighted assets requirements under the revised capital rules are a common equity Tier 1 risk-based capital ratio of 4.5%; a Tier 1 risk-based capital ratio of 6.0%, which is an increase from 4.0%; and a total risk-based capital ratio that remains at 8.0%. The new minimum capital requirements are anticipated to become effective on January 1, 2015. As a result, no later than January 2015, CMS Bancorp will become subject to consolidated capital requirements which we have not been subject to previously.

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

While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities and pricing of our assets and liabilities, our efforts may not be effective in a changing interest rate environment and our financial condition and results of operations could suffer.

Changes in market interest rates or other conditions may have an adverse impact on the fair value of CMS Bancorp’s available-for-sale securities, stockholders’ equity and profits.

GAAP requires CMS Bancorp to carry its available-for-sale securities at fair value on its balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are included as a component of stockholders’ equity. When market rates of interest increase, the fair value of CMS Bancorp’s securities available-for-sale generally decreases and equity correspondingly decreases. When rates decrease, fair value generally increases and stockholders’ equity correspondingly increases. However, due to significant disruptions in global financial markets, such as those which occurred in 2008, this usual relationship can be disrupted.

Prices and volumes of transactions in the nation’s securities markets can be affected suddenly by economic crises, such as that experienced in the United States and internationally in 2008, or by other national or international crises, such as national disasters, acts of war or terrorism, changes in commodities markets, or instability in foreign governments. Disruptions in securities markets may detrimentally affect the value of securities that we hold in our investment portfolio, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Our loan portfolio includes loans with a higher risk of loss.

While the majority of CMS’s loan portfolio consists of residential mortgage loans, CMS also originates other types of loans including commercial loans. Commercial loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate because repayment is generally dependent upon the successful operation of the borrower’s business.

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

A further downturn in the real estate market and local economy in Westchester County, New York could hurt our business because a significant portion of our loans are secured by real estate located in Westchester County. Real estate values and real estate markets are generally affected by, among other things, changes in regional or local economic conditions, fluctuations in interest rates, and the availability of loans to potential purchasers. If real estate values decline in Westchester County, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Additionally, CMS faces certain risks that are unique to holding foreclosed real estate, such as the risk that hazardous or toxic substances are found on the foreclosed property, which could require CMS to incur substantial expenses to remediate or materially reduce the property’s value. Although CMS has policies and procedures in place to ensure that an environmental review is performed before initiating any foreclosure action on real property, these reviews could turn out to be insufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard in connection with foreclosed real estate could have a material adverse effect on our financial condition and results of operations. At September 30, 2014, CMS had $183,000 of foreclosed real estate.

Changes in our asset quality could adversely affect our results of operations and financial condition.

When we discuss “asset quality,” we generally mean the likelihood that a borrower will repay a loan, with interest, on time. We believe our overall asset quality is good, and has been that way for several years. However, we cannot predict whether our asset quality will change because changes in the economy can impact asset quality. If our asset quality were to deteriorate, it could expose us to greater credit risk and adversely affect our financial condition.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure. There can be no assurance that any such losses would not materially and adversely affect our results of operations.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, or the sale of loans and other sources to accommodate our existing and future lending and investment activities could have a substantial negative effect on our liquidity and severely constrain our financial flexibility. Our primary source of funding is retail deposits gathered through our network of branch offices. Our alternative funding sources include, without limitation, brokered certificates of deposit, federal funds purchased, Federal Reserve Discount Window borrowings, FHLB-NY advances and short and long-term debt.

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

Provisions of our charter and bylaws may make it more difficult for companies or persons to gain control of us through a tender offer, business combination, proxy contest or some other method, even though you might be in favor of the transaction. These anti-takeover provisions include:

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

We also face the potential risk of loss due to fraud, including commercial checking account fraud, automated teller machine (“ATM”) skimming and trapping, write-offs necessitated by debit card fraud, and other forms of online banking fraud, which are becoming more sophisticated and present new challenges as mobile banking increases, as well as employee fraud. Employee errors could also subject us to financial claims for negligence. We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, and if any resulting loss is not insured or exceeds applicable insurance limits, such failure could have a material adverse effect on our business, financial condition and results of operations.

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

Non-compliance with key banking laws and regulations designed to prevent money-laundering and terrorist financing activities could result in fines, sanctions or other adverse consequences.

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

Not Applicable

ITEM 2.	PROPERTIES

Through CMS, CMS Bancorp conducts its business primarily through its corporate office and five retail banking offices. As of September 30, 2014, properties, furnishings and equipment and leasehold improvements owned by CMS Bancorp and CMS had an aggregate net book value of $2.6 million.

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

On March 24, 2014, CMS Bancorp commenced an action in the United States District Court for the Eastern District of Pennsylvania against Customers Bancorp, Inc. to recover compensation owed to CMS Bancorp—including payment of a $1 million termination fee and reimbursement of attorney’s fees—by Customers under the now-terminated merger agreement with Customers. As previously announced, the merger agreement was terminated by CMS Bancorp effective December 31, 2013 due to non-receipt of required government approvals by Customers pursuant to the merger agreement’s terms.

CMS Bancorp may from time to time also be involved in routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to CMS Bancorp’s financial condition and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CMS Bancorp’s common stock is listed on the Nasdaq Capital Market under the symbol “CMSB.” The table below reflects the stock trading price and dividend payment frequency of CMS Bancorp’s common stock for each quarter of the years ended September 30, 2014 and 2013. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended	High Price	Low Price	Average Price	Dividends per share
December 31, 2012	$8.30	$7.50	$7.95	$0
March 31, 2013	$10.44	$7.27	$8.44	$0
June 30, 2013	$9.55	$7.88	$8.69	$0
September 30, 2013	$9.33	$8.54	$8.94	$0
December 31, 2013	$9.65	$7.68	$8.54	$0
March 31, 2014	$9.70	$8.95	$9.32	$0
June 30, 2014	$11.14	$9.27	$9.79	$0
September 30, 2014	$12.95	$10.35	$11.72	$0

See Part I, Item 1. “Description of Business—Regulation” for a discussion of certain limitations imposed on CMS Bancorp’s ability to declare and pay dividends. CMS Bancorp has historically not paid cash dividends on its common stock and does not intend to do so for the foreseeable future.

As of December 19, 2014 there were approximately 240 record holders of CMS Bancorp’s common stock.

Set forth below is information as of September 30, 2014 regarding compensation plans under which equity securities of CMS Bancorp are authorized for issuance.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	186,479	$9.56	19,037	[1]
Equity compensation plans not approved by security holders

Total	186,479	$9.56	19,037

[1]	Includes shares available for issuance under the CMS Bancorp, Inc. 2007 Stock Option Plan, which allows for the granting of stock options to directors, officers and other key employees of CMS Bancorp and its affiliates.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for this item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the CMS Bancorp, Inc. 2014 Annual Report to Shareholders attached hereto as Exhibit 13.1.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are incorporated herein by reference to the indicated pages of the CMS Bancorp, Inc. 2014 Annual Report to Shareholders attached hereto as Exhibit 13.1.

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

Management has made a comprehensive review, evaluation, and assessment of CMS Bancorp’s internal control over financial reporting as of September 30, 2014. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on that assessment, management concluded that, as of September 30, 2014, CMS Bancorp’s internal control over financial reporting was effective based on this criteria.

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

Director and Officer Biographical Information

The following table sets forth the names and ages (as of September 30, 2014) of all directors and executive officers of the Company, as well as each individual’s position with the Company or Bank and each director’s term of office (as applicable).

Director or Officer	Age(1)	Position with CMS Bancorp or CMS Bank	Director Since(2)	Directorship Term Expires
Cheri R. Mazza	56	Director	2006	2016
John E. Ritacco	60	President, Chief Executive Officer, Interim CFO and Director	2005	2016
Mauro C. Romita	75	Director	2011	2016
William M. Mooney, Jr.	74	Chairman	2011	2017
Gerry Ryan	50	Director	2011	2017
Robert P. Weisz	61	Director	2010	2017
William V. Cuddy, Jr.	55	Director	1994	2017
William P. Harrington	57	Director	2009	2015
Susan A. Massaro	58	Director	1998	2015
Matthew G. McCrosson	64	Director	2004	2015
Christopher Strauss	71	Senior Vice President, Senior Lending Officer and Compliance Officer	N/A	N/A
Diane E. Cocozzo	50	Senior Vice President, Corporate Secretary and Retail Bank Manager	N/A	N/A

(1)	As of September 30, 2014.
(2)	Includes service as a trustee of CMS Bank prior to the formation of CMS Bancorp in 2007, if applicable.

The principal occupation and business experience of each director are set forth below. Unless otherwise indicated, each of the following persons has held his or her present position for the last five years. Moreover, unless otherwise indicated, no company or organization at which a director is principally employed is a parent, subsidiary or affiliate of CMS Bancorp.

Cheri R. Mazza, Ph.D. is a consultant and former Associate Professor of Accounting for the John F. Welch School of Business at Sacred Heart University in Fairfield, CT. Prior to joining Sacred Heart, she was a professor at Fordham University (2000-2009) and a project manager (1994-2000) for the Financial Accounting Standards Board (FASB). Dr. Mazza also has experience in the corporate taxation area of public accounting. She is a Certified Public Accountant (CPA) and a Certified Management Accountant (CMA).

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

Matthew G. McCrosson is a partner in charge of consulting for O’Connor, Davies LLP (“ODPKE”) Accountants and Consultants, where he has been employed since 2000. Mr. McCrosson provides performance improvement based advisory services in addition to organizational and operational reviews. He has assisted many clients in reviewing their technology platforms in terms of alternative systems and system selection and implementation coordination. He also leads ODMD Internal Audit practice initiatives. Prior to joining ODMD in 2000, Mr. McCrosson was with KPMG Consulting, in the firm’s Public Services line of business. Earlier in his career, Mr. McCrosson served as chief financial officer or chief operating officer of several national and regional not-for-profit organizations. He holds a BS in accounting and MBA in finance with a second MBA concentration in information systems from Manhattan College, where he serves in the Mentor Program. Mr. McCrosson serves on the Boards of the Business Council of Westchester and Westchester Community College Foundation.

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

Diane Cocozzo has been with CMS Bank since 1993. Ms. Cocozzo is the Senior Vice President, Retail Bank Manager, Human Resources and Employee Benefits Administrator and Information Technology Security Officer of CMS Bank. Most recently, Ms. Cocozzo was appointed to the position of Senior Vice President and Corporate Secretary of CMS Bancorp in September 2014. Ms. Cocozzo’s primary responsibilities at the Bank include overseeing the management, internal audit, compliance, marketing and sales functions of CMS Bank’s five branch offices. Additional responsibilities include the Bank’s Human Resource department functions and employee benefits administration. Ms. Cocozzo came to CMS Bank as the assistant treasurer of the Accounting department before heading the Operations and Checking departments of the Bank in addition to taking on the role as Human Resources Director. Her 28 years of banking experience includes prior employment with Peoples Westchester Savings Bank from 1987 to 1993, where she held positions in various departments spanning the accounting, operations and retail bank functions culminating in the role of Investment Accountant Specialist before coming to CMS Bank.

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

To CMS Bancorp’s knowledge, based solely on its review of the copies of such reports furnished to CMS Bancorp and written representations that no other reports were required during the fiscal year ended September 30, 2014, all Section 16(a) filing requirements applicable to CMS Bancorp’s executive officers and directors during fiscal year 2014 were met.

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

Audit Committee Information

CMS Bancorp has a separately-designated standing Audit Committee of its Board of Directors established under Section 3(a)(58) of the Exchange Act, on which Directors Mazza (chair), Massaro and McCrosson serve. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our independent auditors, and internal auditors, and reports any substantive issues found during the audits to the Board of Directors. The Audit Committee is directly responsible for the appointment, compensation, and oversight of the work of our independent auditors. The Audit Committee reviews and approves all transactions with affiliated parties. The Board of Directors has adopted a written charter for the Audit Committee. Directors Mazza, Massaro and McCrosson meet applicable independence standards and are thus deemed “independent” and each qualify as an “audit committee financial expert,” as that term is defined by SEC regulations, and the Board of Directors has designated them as such. A copy of the current Audit Committee charter is available on our website at www.cmsbk.com, under the Investor Relations tab. The Committee met four times in the fiscal year ended September 30, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides information about the compensation paid in fiscal years 2014 and 2013 to CMS Bancorp and CMS Bank’s President and Chief Executive Officer (who also served as interim Chief Financial Officer at September 30, 2014); Senior Vice President, Senior Lending Officer and Compliance Officer; and Senior Vice President, Corporate Secretary and Retail Bank Manager (collectively, the “named executive officers”). Except for its current Senior Vice President and Chief Financial Officer, who began his employment with CMS Bancorp in October 2014, CMS Bancorp has no other executive officers.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS

ENDED SEPTEMBER 30, 2014 AND 2013

Name and Principal Positions	Year		Salary(1) ($)	Bonus(1) ($)		Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
John E. Ritacco, President and Chief Executive Officer	2014 2013		331,250 325,000	177,692 170,000	(5) (5)	— —	— —	34,854 33,856	543,796 528,856
Stephen Dowd, Senior Vice President and Chief Financial Officer (7)	2014 2013		170,331 167,900	— 41,975		— —	— —	10,427 9,921	180,758 219,796
Christopher Strauss, Senior Vice President, Senior Lending Officer and Compliance Officer	2014 2013		177,288 162,840	52,500 40,710		— —	— —	9,629 9,503	239,416 213,053
Diane Cocozzo, Senior Vice President, Corp. Secretary, Retail Bank Manager	2014 2013	(6)	120,515 —	36,761 —		— —	— —	6,889 —	164,165 —

(1)	The figures shown for salary and bonus represent amounts earned for the fiscal year, whether paid as of September 30, of such year, or accrued as of September 30, and paid thereafter. Mr. Ritacco, while serving as President and Chief Executive Officer, does not receive any additional compensation for serving as a director. Bonus in the 2014 year represents bonus paid in December 2014 based on calendar year 2014 performance. Bonus in the 2013 year represents bonus paid in January and February 2014 based on calendar year 2013 performance. See discussion in “Non-Equity Incentive Compensation Plans” for additional information.
(2)	The amounts shown in this column represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, based on the number of shares of restricted stock granted and the per share price on the date of grant. Each grant of restricted stock vests over five years.
(3)	The amounts shown in this column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For more information concerning the assumptions used in making these calculations, please refer to Note 15 to the audited financial statements included in the 2014 Annual Report. Options vest over five years.
(4)	For 2014, amounts represent (a) 401(k) contributions made by CMS Bank for Mr. Ritacco, Mr. Dowd, Mr. Strauss, and Ms. Cocozzo in the amounts of $8,500, $6,716, $6,514, and $4,668, respectively, (b) the allocation of shares of CMS Bancorp’s common stock under the ESOP to the accounts of Mr. Ritacco, Mr. Dowd, Mr. Strauss and Ms. Cocozzo in the amounts of $4,713, $3,711, $3,115, and $2,221, respectively; and (c) the $21,641 representing the value of the company car provided to Mr. Ritacco. For 2013, amounts represent (a) 401(k) contributions made by CMS Bank for Mr. Ritacco, Mr. Dowd, and Mr. Strauss in the amounts of $8,750, $6,716, and $6,388, respectively, and (b) the allocation of shares of CMS Bancorp’s common stock under the ESOP to the accounts of Mr. Ritacco, Mr. Dowd, and Mr. Strauss in the amounts of $4,713, $3,205, and $3,115, respectively, and (c) the $20,393 representing the value of the company car provided to Mr. Ritacco. The named executive officers also participate in certain group life, health, disability insurance and medical reimbursement plans, not disclosed in the Summary Compensation Table, that are generally available to salaried employees and do not discriminate in scope, terms or operation. We provide certain non-cash perquisites and personal benefits to each named executive officer that do not exceed $10,000 in the aggregate for any individual, and are not included in the reported figures.
(5)	Includes a contractual bonus amount of $45,000 under Mr. Ritacco’s employment agreements with CMS Bancorp and CMS Bank. See the discussion below for additional information regarding Mr. Ritacco’s employment agreements with CMS Bancorp and CMS Bank.
(6)	Given that Ms. Cocozzo was not a named executive officer in fiscal year 2013, only fiscal year 2014 information is provided.
(7)	As previously reported, Mr. Dowd unexpectedly passed away on August 13, 2014.

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

Additionally, as previously disclosed, effective October 6, 2014, CMS Bancorp and CMS Bank appointed Mr. Michael Volpe to the position of Senior Vice President and Chief Financial Officer following the unexpected death of the companies’ former chief financial officer, Stephen E. Dowd, in August 2014. Mr. Volpe’s service is expected to continue through the anticipated closing of the Merger with Putnam. In connection with the new Chief Financial Officer’s appointment, CMS Bank entered in a letter agreement with the new Chief Financial Officer outlining the terms of Mr. Volpe’s at-will employment, including but not limited to, (i) annual salary compensation of $165,000; (ii) eligibility for an annual discretionary performance bonus that will be prorated for the remainder of the 2014 calendar year, and is subject to the Compensation Committee’s sole discretion and approval; (iii) eligibility for a severance payment of up to a maximum total of six months’ salary, in the event Mr. Volpe’s employment is terminated (other than for cause) at the effective time of the Merger, or within six months following the Merger. The severance payment is also subject to other terms and conditions that may be set forth in a separate release-of-claims agreement with Putnam; and (iv) eligibility to participate in the health insurance, 401(k) and all other employee benefit plans made available to other employees of CMS Bank in accordance with its Human Resources Policy.

The following table provides information about the outstanding equity awards held by the named executive officers as of September 30, 2014.

Outstanding Equity Awards at September 30, 2014

Name	Grant Date of Award	Number of securities underlying unexercised options(1) (3) (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares of units of stock that have not vested ($)
John E. Ritacco	11/28/07	51,379		$10.12	11/28/2017	—	—
Christopher Strauss	11/28/07 11/23/09 1/26/11 4/27/11	22,000 2,500 — 2,500	$ $ $	10.12 7.25 — 8.66	11/28/2017 11/23/2019 — 4/27/2021	— — 401 500	— — 3,208 4,330
Diane Cocozzo	11/28/07 11/23/09 1/26/11 4/27/11	7,000 1,500 616 1,500	$ $ $	10.12 7.25 — 8.66	11/28/2017 11/23/2019 — 4/27/2021	— — 246 600	— — 1,968 5,196

(1)	Stock option awards reported in this column are the total options awarded to each named executive officer on the date specified in the previous column. Stock option awards are subject to a vesting schedule of 20% per year, starting one year after the award date. At 9/30/2014, the vesting dates of unvested options awarded to Mr. Strauss and Ms. Cocozzo on 11/23/2009 is 11/23/2015. At 9/30/2014, the vesting dates of unvested options awarded to Mr. Strauss and Ms. Cocozzo on 4/27/2011 are 4/27/2015 and 4/27/2016.
(2)	Restricted stock options reported in this column represent the unvested shares of restricted stock awarded to each named executive officer on the date specified in the second column. The restricted stock is subject to a vesting schedule of 20% per year, starting one year after the award date. At 9/30/2014, the vesting dates of the unvested restricted stock awarded to Mr. Strauss on 11/23/2009 are is 11/23/2014. At 9/30/2014, the vesting dates of the unvested restricted stock awarded to Mr. Strauss and Ms. Cocozzo on 1/26/2011 are 1/26/2015 and 1/26/2016.
(3)	The Merger Agreement with Putnam provides, among other things, that each option issued and outstanding immediately prior to the effective time of the Merger shall be cancelled and converted (after giving effect to any accelerated vesting of equity awards) into the right to receive a lump-sum cash payment, the amount of which is to be determined in the manner set forth in Section 3.1 the Merger Agreement (i.e., each holder will be entitled the difference between $13.25 and the exercise price of each option).

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

401(k) Plan. CMS Bank maintains a tax-qualified 401(k) defined contribution plan for employees who have attained age 18 and have at least one year of service. Eligible employees may make pre-tax contributions to the plan through salary reduction elections from annual compensation, subject to limitations of the Internal Revenue Code (the “Code”). CMS Bank may make a discretionary matching contribution to the plan equal to a fixed percentage of annual compensation contributed to the plan on a pre-tax basis by the eligible employee.

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

NON-EQUITY INCENTIVE COMPENSATION PLANS

The Company did not have a formal non-equity incentive compensation plan for calendar years 2013 and 2014. However, the Compensation Committee may make discretionary bonus payments to the named executive officers based on CMS Bancorp’s, CMS Bank’s and individual performance during the calendar year. In November/December 2014, the Compensation Committee determined that the relevant performance measures for calendar year 2014 were satisfied, and CMS Bancorp paid awards of $177,692 to Mr. Ritacco (which amount includes a contractual bonus amount of $45,000 under Mr. Ritacco’s employment contracts with CMS Bancorp and CMS Bank), $52,500 to Mr. Strauss, and $36,761 to Ms. Cocozzo, the named executive officers for 2014, in recognition of their achievement of these goals. These amounts are recorded as bonuses earned by the named executive officers in the 2014 year in the Summary Compensation Table above. In January/February 2014, the Compensation Committee determined that the relevant performance measures for calendar year 2013 were satisfied, and CMS Bancorp paid awards of $170,000 to Mr. Ritacco (which amount includes a contractual bonus amount of $45,000 under Mr. Ritacco’s employment contracts with CMS Bancorp and CMS Bank), $41,975 to Mr. Dowd, and $40,710 to Mr. Strauss, the named executive officers for 2013, in recognition of their achievement of these goals. These amounts are recorded as bonuses earned by the named executive officers in the 2013 year in the Summary Compensation Table above. Subject to the anticipated consummation of the merger with Putnam, the Compensation Committee plans to make awards to the aforementioned individuals consistent with past practice based on CMS Bancorp’s, CMS Bank’s and individual performance for the 2015 calendar year performance period and future years.

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

CMS Bancorp has reserved an aggregate of 205,516 shares of common stock for issuance upon the exercise of stock options granted under the plan. Such shares may be unissued shares or shares previously issued and subsequently reacquired by CMS Bancorp. Any shares subject to grants under the plan which expire or are terminated, forfeited or canceled without having been exercised or vested in full shall be available for new option grants. During the year ended September 30, 2008, stock options to purchase an aggregate of 152,154 shares of common stock were granted to directors and officers of CMS Bank. In November 2009, stock options to purchase an aggregate of 8,300 shares of common stock were granted to officers of CMS Bank, and in May 2010, stock options to purchase 2,000 shares of common stock were granted to a director. In April 2011, stock options to purchase an aggregate of 8,300 shares of common stock were granted to officers of CMS Bank, in September 2011, stock options to purchase 6,000 shares of common stock were granted to a director and in September 2012, stock options to purchase 22,000 shares of common stock were granted to three directors. As of December 19, 2014, 19,037 options remain available for future grant. Options are granted based on the conclusions of the Compensation Committee, after considering factors including, but not limited to the person’s individual performance, level of achievement of personal goals, contribution to corporate performance and achievement of corporate goals, overall compensation compared to a peer group and other factors.

CMS Bancorp, Inc. 2007 Recognition and Retention Plan. CMS Bancorp’s Recognition and Retention Plan was approved by shareholders and became effective on November 9, 2007. Like the Stock Option Plan, the Recognition and Retention Plan functions as a long-term incentive compensation program for eligible officers, employees and outside directors of CMS Bancorp and CMS Bank. The Recognition and Retention Plan is not subject to ERISA and is not a tax-qualified plan. The members of the Board of Directors’ Compensation Committee administer the Recognition and Retention Plan, and CMS Bancorp pays all costs and expenses of administering the Recognition and Retention Plan. During the fiscal year ended September 30, 2008, 61,701 shares of restricted stock were granted to directors and officers of CMS Bank. In November 2009, 4,150 shares of restricted stock were granted to officers of CMS Bank, and in May 2010, 6,000 shares of restricted stock were granted to a director. In January and April 2011, 3,008 and 4,150 shares, respectively, of restricted stock were granted to officers of CMS Bank, and in September 2012 and 2011, 6,019 and 2,000 shares, respectively, of restricted stock were granted to directors. As of December 19, 2014, no shares remain available for future grants. No contribution by participants is permitted. Stock is granted based on the conclusions of the Compensation Committee, after considering factors including, but not limited to the person’s individual performance, level of achievement of personal goals, contribution to corporate performance and achievement of corporate goals, overall compensation compared to a peer group and other factors.

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

Also on December 29, 2010, CMS Bancorp entered into a parallel and amended and restated employment agreement with Mr. Ritacco with terms substantially identical but non-duplicative to the employment agreement between CMS Bank and Mr. Ritacco. However, under the employment agreement with CMS Bancorp, the Remaining Unexpired Employment Term shall be deemed to equal three (3) years for the purpose of determining the severance payments that would be payable to Mr. Ritacco upon a termination of employment following a Change in Control. Additionally, if upon a Change in Control Mr. Ritacco receives any severance payments under the employment agreement that would constitute an excess parachute payment within the meaning of Section 280G of the Code, then CMS Bancorp will provide him with an additional payment to make him whole for any excise taxes that may be imposed under that Code Section.

In addition to any earned but unpaid compensation, and benefits, if any, available to former employees pursuant to the employee benefit plans and programs maintained by CMS Bancorp or CMS Bank, Mr. Ritacco’s employment agreements entitle him to a special severance benefit package in the event of a qualifying termination of employment at any time following a change-in-control, consisting of:

(i) a lump sum payment equal to three (3) times his base pay;

(ii) a bonus payment equal to the highest annual cash bonus achieved during the three year period ending immediately prior to the date of termination; and

(iii) benefit continuation coverage for a period of three (3) years.

Change of Control Agreements. CMS Bancorp and CMS Bank have entered into reciprocal two-year change of control agreements with each of Christopher Strauss, Diane Cocozzo and Laura Caruolo. Mr. Strauss and Ms. Cocozzo are officers of CMS Bancorp and CMS Bank, while Ms. Caruolo is an officer of CMS Bank only. The term of these agreements is perpetual until CMS Bank gives notice of non-extension, at which time the term is fixed for two years. Each agreement is intended to provide the relevant officer with assurance that his or her compensation will be continued for a minimum of two (2) years following any qualifying termination of employment in connection with a change of control of CMS Bancorp or CMS Bank.

Generally, CMS Bank may terminate the employment of any officer covered by these agreements, with or without cause, at any time prior to a change of control without any obligation for severance benefits other than any earned but unpaid compensation accrued to the date of termination, plus the benefits, if any, due to the officer under the employee benefit plans and programs maintained for all CMS Bank employees and officers. However, if CMS Bancorp or CMS Bank sign a merger or other business combination agreement, or if a third party makes a tender offer or initiates a proxy contest, CMS Bank may not terminate an officer’s employment without cause and without incurring liability for severance benefits. Under these conditions, the severance benefits payable by CMS Bank will be triggered by any without cause termination of an officer’s employment that occurs at any time following a change in control of CMS Bancorp or CMS Bank. If triggered, CMS Bank will be obligated to provide the following severance benefits:

(i) two-years of continuation coverage under the employee benefit plans and programs maintained by CMS Bank on substantially the same terms and conditions in effect immediately prior to termination of employment; and

(ii) a lump sum cash payment equal to two (2) times the value of the salary, bonus, short-term and long-term compensation that the officer received during the calendar year preceding that in which termination of employment occurs.

CMS Bank will be obligated to pay the same severance benefits discussed in (i) and (ii) above if an officer resigns for “good reason” after a change of control, with “good reason” defined to include: a loss of title or office, material reduction in duties, functions, compensation or responsibilities, involuntary relocation of his or her principal place of employment to a location over 35 miles from CMS Bank’s principal office on the day before the change of control and over 35 miles from the officer’s principal residence or other material breach of contract which is not cured within 30 days.

Finally, if CMS Bancorp and CMS Bank experience a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by Section 280G of the Code, a portion of any severance payments authorized under the change of control agreements might constitute an “excess parachute payment” under current federal tax laws. Under the change in control agreements, any severance payments made which are subject to Section 280G of the Code would be reduced to the extent necessary to avoid the imposition of an excise tax and related non-deductibility under Section 280G of the Code.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2014, there were no interlocks between members of the Compensation Committee or our executive officers and corporations with respect to which such persons are affiliated.

Compensation of Directors

The following table sets forth information regarding compensation earned by the non-employee directors of CMS Bancorp during the last fiscal year.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR ENDED SEPTEMBER 30, 2014

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compens- ation	Total ($)
William V. Cuddy, Jr.	19,400	—	—		19,400
William P. Harrington	13,300	—	—		13,300
Susan A. Massaro	19,400	—	—		19,400
Cheri R. Mazza	24,800	—	—		24,800
Matthew G. McCrosson	19,600	—	—		19,600
William M. Mooney, Jr. (Chairman)	37,800	—	—		37,800
Gerry Ryan	10,400	—	—		10,400
Robert Weisz	11,600	—	—		11,600
Mauro C. Romita	9,600	—	—		9,600

(1)	Includes retainer payments, meeting fees, and committee and/or chairmanship fees earned during the fiscal year, whether such fees were paid currently or deferred.
(2)

The amounts shown in this column represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, based on the number of shares of restricted stock granted and the per share price on the date of grant. Each grant of restricted stock vests over five years. At 9/30/2014, the aggregate amount of outstanding restricted stock granted on 11/15/2007 to each of the following Directors was as follows: Ms. Massaro – 2,000 shares; Ms. Mazza – 2,000; Mr. Cuddy – 2,000 shares; and Mr. McCrosson – 2,000 shares. At 9/30/2014, the aggregate amount of outstanding restricted stock granted on 5/27/2010 to Mr. Harrington was 2,000 shares and the aggregate amount of outstanding restricted stock granted to Mr. Weisz on 9/28/2011 was 2,000 shares. At 9/30/2014, the aggregate amount of outstanding restricted stock granted during the fiscal year ended 9/30/2012 to Mr. Mooney and Ryan was 3,019 and 1,500 shares, respectively. At 9/30/2014, the aggregate amount of restricted stock granted to Mr. Romita was of 1,500 shares, which was approved by the Board on 9/26/2012 with a grant date of 10/31/2012. The grant to Mr. Romita was previously reported along with the grants to Messrs. Mooney and Ryan in the Director Compensation Table for the fiscal year ended 9/30/2012.
(3)	The amounts shown in this column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For more information concerning the assumptions used in these calculations, please refer to Note 15 to the audited financial statements included in the 2014 Annual Report. Options vest over five years. At 9/30/2014, the aggregate amount of outstanding stock options granted on 11/15/2007 to each of the following Directors was as follows: Ms. Massaro – 6,000; Ms. Mazza – 6,000; Mr. Cuddy – 6,000; and Mr. McCrosson – 6,000 shares. At 9/30/2014, the aggregate amount of outstanding stock options granted on 5/27/2010 to Mr. Harrington was 6,000 shares and the aggregate amount of outstanding stock options granted on 9/28/2011 to Mr. Weisz was 6,000 shares. At 9/30/2014, the aggregate amount of outstanding stock options granted during the fiscal year ended 9/30/2012 to Mr. Mooney and Ryan was 10,000 shares and 6,000 shares, respectively. At 9/30/2014, the aggregate amount of outstanding stock options granted to Mr. Romita was 6,000 shares, which was approved by the Board on 9/26/2012 with a grant date of 10/31/2013. The grant to Mr. Romita was previously reported along with the grants to Messrs. Mooney and Ryan in the Director Compensation Table for the fiscal year ended 9/30/2012.

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

Principal Shareholders of CMS Bancorp

The following table contains common stock ownership information for persons known to CMS Bancorp, based on Schedule 13D and 13G filings submitted to the SEC by third parties, to “beneficially own” 5% or more of CMS Bancorp’s common stock as of December 1, 2014. In general, beneficial ownership includes those shares that a person has the power to vote, sell or otherwise dispose of. Beneficial ownership also includes that number of shares that an individual has the right to acquire within 60 days (such as stock options) after December 1, 2014. Two or more persons may be considered the beneficial owner of the same shares. CMS Bancorp obtained the information provided in the following table from filings with the SEC and from its corporate records.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock, par value $0.01 per share	Roger Feldman and Harvey Hanerfeld 1919 Pennsylvania Ave., NW Suite 725 Washington, DC 20006	170,188(1)	9.14%

Common Stock, par value $0.01 per share	Employee Stock Ownership Plan of CMS Bancorp, Inc. 123 Main Street White Plains, NY 10601	162,983(2)	8.75%

Common Stock, par value $0.01 per share	Cross River Capital Management LLC 456 Main Street, 2nd Fl. Ridgefield, CT 06877	193,637(3)	10.39%

Common Stock, par value $0.01 per share	M3 Funds, LLC 10 Exchange Place, Suite 510 Salt Lake City, UT 84111	153,102(4)	8.20%

(1)	Based on information reported by Roger Feldman and Harvey Hanerfeld on a Schedule 13G/A filed with the SEC on February 13, 2009. As sole owners and managing members of West Creek Capital, LLC, a Delaware limited liability company (formerly West Creek Capital, L.P., a Delaware limited partnership) that is the investment adviser to (i) West Creek Partners Fund L.P., a Delaware limited partnership (“Partners Fund”), and (ii) WC Select L.P., a Delaware limited partnership (“Select”), Mr. Feldman and Mr. Hanerfeld may be deemed to have the shared power to direct the voting and disposition of the 53,680 shares of Common Stock owned by Partners Fund, and the 114,299 shares of Common Stock owned by Select. In addition to the shared beneficial ownership amount of 167,979 shares, the amount reported in the table above also includes the shares held by each of Roger Feldman and Harvey Hanerfeld individually where each person has sole dispositive power. Specifically, Roger Feldman has the sole power to vote or direct the voting of and to dispose and to direct the disposition of the 1,104 shares beneficially owned by him as an individual, and Harvey Hanerfeld has the sole power to vote or direct the voting of and to dispose and to direct the disposition of the 1,105 shares beneficially owned by him as an individual.
(2)	Based on information reported by First Bankers Trust Services, Inc. as Trustee of Employee Stock Ownership Plan of CMS Bancorp, Inc. First Bankers Trust Services, Inc. on a Schedule 13G filed with the SEC on January 23, 2014. The Employee Stock Ownership Plan of CMS Bancorp, Inc. (the “ESOP”) is a tax qualified employee stock ownership plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with individual accounts for the accrued benefits of participating employees and their beneficiaries. The ESOP’s assets are held in trust by First Bankers Trust Services, Inc., as plan trustee (the “Plan Trustee”). The number of shares listed as beneficially owned represents the entire number of shares of CMS Bancorp common stock held by the Plan Trustee as of December 31, 2013. As of December 31, 2013, 36,933 shares of CMS Bancorp common stock had been allocated to individual accounts established for participating employees and their beneficiaries, and 120,050 shares were held, unallocated, for allocation in future years. In general, participating employees and their beneficiaries have the power and authority to direct the voting of shares of CMS Bancorp common stock allocated to their individual accounts. The ESOP, through the Plan Trustee, has shared voting power over unallocated CMS Bancorp common stock. Any unallocated CMS Bancorp common stock is generally required to be voted by the Plan Trustee in the same proportion as CMS Bancorp common stock which has been allocated to Participants is directed to be voted. The reporting person, through the Plan Trustee shares dispositive power over all unallocated CMS Bancorp common stock held by the ESOP. The ESOP, acting through the Plan Trustee shares dispositive power over allocated CMS Bancorp common stock with participating employees and their beneficiaries, who have the right to determine whether CMS Bancorp common stock allocated to their respective accounts will be tendered in response to a tender offer but otherwise have no dispositive power. Any unallocated CMS Bancorp common stock is generally required to be tendered by the Plan Trustee in the same proportion as CMS Bancorp common stock which has been allocated to Participants is directed to be tendered. In limited circumstances, ERISA may confer upon the Plan Trustee the power and duty to control the voting and tendering of CMS Bancorp common stock allocated to the accounts of participating employees and beneficiaries who fail to exercise their voting and/or tender rights. The ESOP disclaims voting power with respect to such allocated CMS Bancorp common stock.
(3)	Based on information reported by Cross River Capital Management LLC, Cross River Partners LP and Richard Murphy on a Schedule 13G/A filed with the SEC on February 14, 2013, which reported shared voting power with respect to 193,637 shares.
(4)	Based on information reported by M3 Funds, LLC on a Schedule 13G filed with the SEC on February 12, 2014. All of the reported shares are owned directly by M3 Partners, L.P., whose general partner is M3 Funds, LLC and whose investment adviser is M3F, Inc. Jason A. Stock and William C. Waller are the managers of the General Partner and the managing directors of the Investment Adviser, and could be deemed to share such indirect beneficial ownership with the General Partner, the Investment Adviser and M3 Partners.

As previously announced, on September 25, 2014, CMS Bancorp and CMS Bank entered into a Merger Agreement with Putnam County Savings Bank (“Putnam”) and Putnam County Acquisition Corporation, pursuant to which, through a series of transactions, CMS Bancorp, Inc. and CMS Bank will merge with and into Putnam, with Putnam as the surviving bank. Each director and executive officer of CMS Bancorp as of the date of the Merger Agreement has entered into a shareholder agreement with Putnam, pursuant to which each such director and executive officer has agreed to vote in favor of the Merger Agreement and related transactions, including the Merger, until such time as the shareholder agreement is terminated in accordance with its terms (each, a “Shareholder Agreement”). These persons collectively beneficially own approximately 19.98% of the outstanding shares of CMS Bancorp common stock. Putnam’s interest pursuant to the Shareholder Agreements is not reflected in the table above with respect to principal shareholders of CMS Bancorp.

Security Ownership of Directors and Management

The following table shows the number of shares of CMS Bancorp’s common stock beneficially owned by each director, each named executive officer appearing in the “Summary Compensation Table,” and all directors and executive officers of CMS Bancorp as a group, as of December 1, 2014. In general, beneficial ownership includes those shares that a person has the power to vote, sell or otherwise dispose of. Beneficial ownership also includes that number of shares that an individual has the right to acquire (such as upon the exercise of stock options) within 60 days after December 1, 2014. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock listed next to his or her name.

Title of Class	Name of Beneficial Owner and Position with CMS Bancorp	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Common Stock Outstanding
Common Stock, par value $0.01 per share	William V. Cuddy, Jr., Director	42,350(3)	2.27%
Common Stock, par value $0.01 per share	William P. Harrington, Director	15,792	*
Common Stock, par value $0.01 per share	Susan A. Massaro, Director	23,295	1.25%
Common Stock, par value $0.01 per share	Cheri R. Mazza, Director	16,800(6)	*
Common Stock, par value $0.01 per share	Matthew G. McCrosson, Director	20,104(7)	1.08%
Common Stock, par value $0.01 per share	William M. Mooney, Jr., Chairman	7,019	*
Common Stock, par value $0.01 per share	John E. Ritacco, President, Chief Executive Officer and Director	85,160(8)	4.57%
Common Stock, par value $0.01 per share	Gerry Ryan, Director	9,019	*
Common Stock, par value $0.01 per share	Christopher Strauss, Senior Vice President and Senior Lending Officer	40,283(9)	2.16%
Common Stock, par value $0.01 per share	Robert P. Weisz, Director	83,083(10)	4.46%
Common Stock, par value $0.01 per share	Mauro C. Romita, Director	9,647(5)	*
Common Stock, par value $0.01 per share	Dianne E. Cocozzo, Senior Vice President and Corporate Secretary	17,089(4)	*
	All Executive Officers and Directors as a Group (12 Persons)	372,155	19.98%

*	Less than 1.0% of the total outstanding shares of common stock.
(1)	Based on a total of 1,862,803 shares of CMS Bancorp’s common stock outstanding (including shares held for the CMS Bancorp, Inc. 2007 Recognition and Retention Plan (the “RRP”) by the trustee) as of December 1, 2014.
(2)

Includes unvested shares of restricted stock awards held in trust as part of the RRP, with respect to which the beneficial owner has voting but not investment power as follows: Mr. Harrington – 400 shares; Mr. Weisz 800 shares; Mr. Mooney 1,811 shares; Mr. Ryan 900 shares ; Mr. Romita 900 shares; Mr. Strauss – 901 shares and Ms. Cocozzo—546 shares. Includes vested options to purchase shares of common stock at $10.12 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Cuddy – 6,000 shares; Ms. Massaro – 6,000 shares; Ms. Mazza – 6,000 shares; Mr. McCrosson – 6,000 shares; Mr. Ritacco – 51,379 shares; Mr. Strauss – 22,000 shares and Ms. Cocozzo – 7,000 shares. Includes vested options to purchase shares of common stock at $7.25 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Strauss – 2,500 shares and Ms. Cocozzo – 1,500 shares. Includes vested options to purchase shares of common stock at $8.66 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Ms. Cocozzo – 900 shares; and Mr. Strauss – 1,500 shares. Includes vested options to purchase shares of common stock at $8.35 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Harrington – 4,800 shares. Includes vested options to purchase shares of common stock at $8.10 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Weisz – 3,600 shares. Includes vested options to purchase shares of common stock at $8.04 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Mooney – 4,000 shares and Mr. Ryan – 2,400 shares. Includes vested options to purchase shares of common stock at $8.00 per share as part of the CMS Bancorp, Inc. 2007 Stock Option Plan as follows: Mr. Romita – 2,400 shares.
(3)	Includes 24,350 shares owned for the benefit of Mr. Cuddy and 10,000 shares held in the name of Mr. Cuddy’s spouse.
(4)	Includes 600 shares for the benefit of Ms. Cocozzo, 973 shares held in an IRA for the benefit of Ms. Cocozzo and 500 shares for each of two minor sons with Ms. Cocozzo as custodian.
(5)	Held in the name of Mauro C. Romita Revocable Trust dated May 13, 2011. Mr. Romita is the sole trustee and has sole voting and investment control over the trust, and can benefit from the trust in its entirety.
(6)	Includes 4,800 shares held in an IRA for the benefit of Ms. Mazza.
(7)	Includes 3,750 shares held in a SEP for the benefit of Mr. McCrosson.
(8)	Includes 13,230 shares held in an IRA for the benefit of Mr. Ritacco, in an IRA for the benefit of spouse and shares held in the name of his daughter and son.
(9)	Includes 1,230 shares held in an IRA for the benefit of Mr. Strauss and 5,800 shares are pledged as collateral for a loan.
(10)	Includes 77,483 shares held in the name of 800-60 Westchester Avenue LLC, a company owned by Mr. Weisz.
(11)	Held in the name of Mauro C. Romita Revocable Trust dated May 13, 2011. Mr. Romita is the sole trustee and has sole voting and investment control over the trust, and can benefit from the trust in its entirety.

CMS Bancorp and CMS Bank have entered into reciprocal two-year change of control agreements with Christopher Strauss, Diane Cocozzo and Laura Caruolo. Mr. Strauss and Ms. Cocozzo are officers of the Company and the Bank, while Ms. Caruolo is an officer of the Bank only. These agreements are guaranteed by CMS Bancorp. See Item 11 above for a discussion about these change in control agreements.

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

As of September 30, 2014, CMS Bank had $714,887 in loans outstanding to director William P. Harrington and a company with which he is affiliated, $2,579,919 in loans to director Gerry Ryan and a company with which he is affiliated, and $667,077 in loans to director Mauro Romita. CMS Bank did not have any other outstanding loans to directors and officers at September 30, 2014; however, we do have outstanding loans to members of certain of these individuals’ families, as well as to certain employees. These loans are made in the ordinary course of our business and are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to customers who do not have a personal or familial relationship with us. Such loans do not involve more than the normal risk of collectibility or present other unfavorable features to CMS Bank.

William P. Harrington, a director, is a partner with Bleakley Platt & Schmidt, LLP (“Bleakley Platt”), a law firm which provides legal services to CMS Bank from time to time, principally involving employment and transactional matters. For the fiscal year ended September 30, 2014, Bleakley Platt received $6,575 for legal services it rendered to CMS Bank. The fees received by Bleakley Platt for professional services rendered to CMS Bank during the year ended September 30, 2014 did not exceed 5% of the firm’s gross revenues.

Gerry Ryan, a director, is an owner of DGC Capital Contracting Corp. (“DGC”), a contracting firm which provides construction services to CMS Bank from time to time. For the fiscal year ended September 30, 2014, DGC received $24,414 for services it rendered to CMS Bank. The fees received by DGC for professional services rendered to CMS Bank during the year ended September 30, 2014 did not exceed 5% of the firm’s gross revenues.

Director Independence

CMS Bancorp uses The NASDAQ Stock Market’s definition of “independence” to determine the independence of its directors. The Board of Directors has determined that each person who served as a director during fiscal year 2014 except for Mr. Ritacco qualified as an “independent” director under The NASDAQ Stock Market’s rules during his or her term of service. In making determinations regarding director independence, the Board of Directors considers the corporate governance standards for independence set forth in The NASDAQ Stock Market Listing Rules (including the more stringent requirements for audit committee members) and all relevant facts and circumstances related to the director, including any transactions between CMS Bancorp or CMS Bank and the director or a related interest of the director, including the following:

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

During each of the fiscal years ended September 30, 2014 and 2013, CMS Bancorp retained BDO USA, LLP, to provide audit and other services and incurred fees as follows:

	Audit Fees(1)	Audit-Related Fees	Tax Fees(2)	All Other Fees	Total
2014	$116,800	—	$9,900	$—	$126,700
2013	$113,442	—	$15,000	$—	$128,442

(1)	Includes (a) professional services rendered for the audit of CMS Bancorp’s annual financial statements and review of financial statements included in Forms 10-Q and (b) services provided annually in connection with statutory and regulatory filings, including filing of Forms 10-K and 10Q. Also includes out-of-pocket expenses.
(2)	Tax fees consisted of fees related to the preparation of CMS Bancorp’s income tax returns.

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

The following financial statements are incorporated herein by reference to the indicated pages of the CMS Bancorp, Inc. 2014 Annual Report to Shareholders attached hereto as Exhibit 13.1 in the Exhibit Index below.

Exhibit Index

Exhibit No.	Description

2.1	Amended and Restated Plan of Conversion and Stock Issuance of CMS Bank. (1)

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (2)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (9)

3.3	Certificate of Designations Establishing the Designations, Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Preferred Stock of CMS Bancorp, Inc. filed with the Delaware Secretary of State on May 21, 2013 (10)

3.4	Bylaws of CMS Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of CMS Bancorp, Inc. (2)

4.2	Form of Series A Preferred Stock Certificate of CMS Bancorp, Inc. (10)

4.3	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (3)

4.4	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (3)

10.1	Form of Employee Stock Ownership Plan of CMS Bancorp, Inc. (4)

10.2	Amended and Restated Employment Agreement between John E. Ritacco and CMS Bancorp, Inc. (5)

10.3	Amended and Restated Employment Agreement between John E. Ritacco and CMS Bank. (5)

10.4	Form of Updated Two-Year Change of Control Agreement by and among certain officers, CMS Bank and CMS Bancorp, Inc. (August 2012) (6)

10.5	CMS Bancorp, Inc. 2007 Stock Option Plan. (7)

10.6	CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (7)

10.7	Agreement and Plan of Merger By and Among Putnam County Savings Bank, Putnam County Acquisition Corporation, CMS Bancorp, Inc. and CMS Bank, dated as of September 25, 2014 (8)

13.1	CMS Bancorp, Inc. 2014 Annual Report to Shareholders.*

14.1	Code of Ethics. (11)

21.1	Subsidiaries of the Registrant*

23.1	Independent Registered Public Accounting Firm’s Consent.*

31.1	Rule 13a-14(a)/15d-14(a) Certification.*

31.2	Rule 13a-14(a)/15d-14(a) Certification.*

32.1	Section 1350 Certification.*

32.2	Section 1350 Certification.*

101	Interactive data files: (i) Consolidated Statements of Financial Condition, as of September 30, 2014 and 2013, (ii) Consolidated Statements of Operations, Years Ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income, Years Ended September 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity, Years Ended September 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows, Years Ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements

*	Included herewith.
(1)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on February 2, 2007, as amended.
(2)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 30, 2007.
(4)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on January 19, 2007, as amended.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 4, 2011.
(6)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on December 28, 2012.
(7)	Incorporated by reference to the Registrant’s Proxy Statement filed with the Commission on September 21, 2007.
(8)	Incorporated by reference to the Registrant’s Forms 8-K filed with the Commission on September 25, 2014.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on May 24, 2013.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 28, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMS BANCORP, INC.

By:	/S/ JOHN E. RITACCO
John E. Ritacco
President and Chief Executive Officer
Date:	December 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ WILLIAM M. MOONEY, JR. William Mooney	Chairman of the Board of Directors	December 19, 2014

/S/ JOHN E. RITACCO John E. Ritacco	President, Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2014

/S/ MICHAEL A. VOLPE Michael A. Volpe	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2014

/S/ WILLIAM V. CUDDY William V. Cuddy	Director	December 19, 2014

/S/ WILLIAM P. HARRINGTON William P. Harrington	Director	December 19, 2014

/S/ SUSAN A. MASSARO Susan A. Massaro	Director	December 19, 2014

/S/ CHERI R. MAZZA Cheri R. Mazza	Director	December 19, 2014

/S/ MATTHEW G. MCCROSSON Matthew G. McCrosson	Director	December 19, 2014

/S/ ROBERT P. WEISZ Robert P. Weisz	Director	December 19, 2014

/S/ GERRY RYAN Gerry Ryan	Director	December 19, 2014

/S/ MAURO C. ROMITA Mauro C. Romita	Director	December 19, 2014