Form 10-K/A
period 2014-09-30
CMS Bancorp, Inc.
filed 2015-01-27
CIK 1350072

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to CMS Bancorp, Inc.’s (“CMS Bancorp”) Annual Report on Form 10-K for the fiscal year ended September 30, 2014, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on December 22, 2014 (“Original Filing”), is being filed in order to amend Item 9A, “Controls and Procedures,” of the Original Filing in response to comments received from CMS Bancorp’s independent auditor, BDO USA, LLP (“BDO”) by letter dated January 12, 2015. In addition, this Amended Filing also includes an updated reference to the Company’s bylaws in Exhibit 3.4 and updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC, including Rule 12b-15.

Except as set forth herein, this Amendment No. 1 to Form 10-K continues to speak as of the date of the Original Filing and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Filing. This Amended Filing does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters will be addressed in subsequent reports filed with the SEC. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other filings with the SEC.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for CMS Bancorp. CMS Bancorp’s internal control over financial reporting is a process designed under the supervision of its President and Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

On January 13, 2015, the Management and Audit Committee of CMS Bancorp’s Board of Directors received a letter dated January 12, 2015 from CMS Bancorp’s independent accounting firm, BDO USA, LLP (“BDO”), which letter concluded that CMS Bancorp had a material weakness in its internal control over financial reporting related to an audit adjustment of $101,000 in connection with unaccrued legal fees at September 30, 2014. The unaccrued fees were identified after September 30, 2014 based on bills submitted by CMS Bancorp’s outside legal counsel to CMS Bancorp in the fourth calendar quarter of 2014.

CMS Bancorp attributed the material weakness in part to the sudden and unexpected death of CMS Bancorp’s former Chief Financial Officer in August 2014, which management concluded and BDO agreed was an event that led to a “loss of institutional knowledge” that was a “significant obstacle to overcome.” CMS Bancorp recorded the aforementioned $101,000 adjustment and such adjustment was reflected in our financial statements contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which we filed with the SEC on December 22, 2014.

Management has made a comprehensive review, evaluation, and assessment of CMS Bancorp’s internal control over financial reporting as of September 30, 2014. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on that assessment, and in light of the material weakness finding by BDO, management concluded that, as of September 30, 2014, CMS Bancorp’s internal control over financial reporting was not effective based on the criteria. However, management has implemented enhancements to its internal controls to ensure that the material weakness has been fully remediated. Specifically, the Company hired a new CFO in October 2014 and is working with the new CFO to implement review and reporting processes to enhance our controls over analyzing and recording appropriate adjustments to accrued expenses so that they operate in an effective manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in CMS Bancorp’s internal control over financial reporting identified in connection with the evaluation that occurred during CMS Bancorp’s last fiscal quarter that ended on September 30, 2014. As noted above, the sudden and unexpected death of CMS Bancorp’s former Chief Financial Officer in August 2014 was an event that led to a “loss of institutional knowledge” that was a “significant obstacle to overcome,” which contributed to the material weakness finding by BDO. Subsequent to the end of the last fiscal quarter, CMS Bancorp hired a new Chief Financial Officer in October 2014 and implemented enhancements to its internal controls to ensure that the material weakness has been fully remediated.

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, with the participation of CMS Bancorp’s CEO and CFO, of the effectiveness of CMS Bancorp’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and after the Original Filing on December 22, 2014. Based upon that evaluation, CMS Bancorp’s CEO and CFO concluded that the disclosure controls and procedures were not effective as of September 30, 2014 due to the material weakness in our internal control over financial reporting as described above. As noted above, management has implemented enhancements to its internal controls to ensure that the material weakness has been fully remediated.

Exhibit Index

Exhibit No.	Description

2.1	Amended and Restated Plan of Conversion and Stock Issuance of CMS Bank (1)

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (2)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009 (9)

3.3	Certificate of Designations Establishing the Designations, Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Preferred Stock of CMS Bancorp, Inc. filed with the Delaware Secretary of State on May 21, 2013 (10)

3.4	Bylaws of CMS Bancorp, Inc. (12)

4.1	Form of Common Stock Certificate of CMS Bancorp, Inc. (2)

4.2	Form of Series A Preferred Stock Certificate of CMS Bancorp, Inc. (10)

4.3	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan (3)

4.4	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan (3)

10.1	Form of Employee Stock Ownership Plan of CMS Bancorp, Inc. (4)

10.2	Amended and Restated Employment Agreement between John E. Ritacco and CMS Bancorp, Inc. (5)

10.3	Amended and Restated Employment Agreement between John E. Ritacco and CMS Bank (5)

10.4	Form of Updated Two-Year Change of Control Agreement by and among certain officers, CMS Bank and CMS Bancorp, Inc. (August 2012) (6)

10.5	CMS Bancorp, Inc. 2007 Stock Option Plan (7)

10.6	CMS Bancorp, Inc. 2007 Recognition and Retention Plan (7)

10.7	Agreement and Plan of Merger By and Among Putnam County Savings Bank, Putnam County Acquisition Corporation, CMS Bancorp, Inc. and CMS Bank, dated as of September 25, 2014 (8)

13.1	CMS Bancorp, Inc. 2014 Annual Report to Shareholders*

14.1	Code of Ethics (11)

21.1	Subsidiaries of the Registrant*

23.1	Independent Registered Public Accounting Firm’s Consent*

31.1	Rule 13a-14(a)/15d-14(a) Certification**

31.2	Rule 13a-14(a)/15d-14(a) Certification**

32.1	Section 1350 Certification**

32.2	Section 1350 Certification**

101	Interactive data files: (i) Consolidated Statements of Financial Condition, as of September 30, 2014 and 2013, (ii) Consolidated Statements of Operations, Years Ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income, Years Ended September 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity, Years Ended September 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows, Years Ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements

*	Filed with the Registrant’s Annual Report on Form 10-K dated December 19, 2014, filed with the Commission on December 22, 2014.
**	Included herewith.
(1)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on February 2, 2007, as amended.
(2)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 30, 2007.
(4)	Incorporated by reference to the amendment to Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on January 19, 2007, as amended.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 4, 2011.

(6)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on December 28, 2012.
(7)	Incorporated by reference to the Registrant’s Proxy Statement filed with the Commission on September 21, 2007.
(8)	Incorporated by reference to the Registrant’s Forms 8-K filed with the Commission on September 25, 2014.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on May 24, 2013.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on December 28, 2007.
(12)	Incorporated by reference to the Registrants Form 8-K filed with the Commission on February 28, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMS BANCORP, INC.

By:	/S/ JOHN E. RITACCO
John E. Ritacco President and Chief Executive Officer
Date:	January 27, 2015

4