Form 10-Q
period 2014-12-31
CMS Bancorp, Inc.
filed 2015-02-12
CIK 1350072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 11, 2015 there were 1,862,803 shares of the registrant’s common stock, par value $.01 per share, outstanding.

CMS Bancorp, Inc.

Part I: Financial Information

Item 1. Financial Statements

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 31, 2014	September 30, 2014
	(Dollars in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$755	$1,343
Interest-bearing deposits	1,650	1,804

Total cash and cash equivalents	2,405	3,147
Securities available for sale	39,302	39,365
Loans held for sale	—	349
Loans receivable, net of allowance for loan losses of $660 and $740, respectively	218,891	223,786
Other real estate owned	183	183
Premises and equipment	2,522	2,593
Federal Home Loan Bank of New York stock, at cost	1,491	1,150
Accrued interest receivable	992	925
Other assets	2,046	1,846

Total assets	$267,832	$273,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$212,355	$226,782
Advances from Federal Home Loan Bank of New York	26,905	18,950
Advance payments by borrowers for taxes and insurance	2,200	1,284
Other liabilities	2,331	2,452

Total liabilities	243,791	249,468

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 1,500 shares issued and outstanding (liquidation preference value $1,000 per share)	—	—
Common stock, $.01 par value, authorized shares: 7,000,000; shares issued: 2,055,165; shares outstanding: 1,862,803	21	21
Additional paid-in capital	20,380	20,358
Retained earnings	7,619	7,574
Treasury stock, 192,362 shares	(1,660)	(1,660)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(1,219)	(1,233)
Accumulated other comprehensive loss	(1,100)	(1,184)

Total stockholders’ equity	24,041	23,876

Total liabilities and stockholders’ equity	$267,832	$273,344

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,
	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans	$2,608	$2,587
Securities	184	182
Other interest-earning assets	14	16

Total interest income	2,806	2,785

Interest expense:
Deposits	381	359
Mortgage escrow funds	6	10
Borrowings, short term	62	5
Borrowings, long term	—	172

Total interest expense	449	546

Net interest income	2,357	2,239
Provision for loan losses	75	100

Net interest income after provision for loan losses	2,282	2,139

Non-interest income:
Fees and service charges	33	41
Net gain on sale of loans	30	40
Other	3	3

Total non-interest income	66	84

Non-interest expense:
Salaries and employee benefits	1,059	936
Net occupancy	322	333
Equipment	225	194
Professional fees	343	140
Advertising	19	14
Federal insurance premiums	50	54
Directors’ fees	35	47
Other	192	160

Total non-interest expense	2,245	1,878

Income before income taxes	103	345
Income tax expense	35	134

Net income	68	211
Preferred stock dividends	23	23

Net income attributable to common shareholders	$45	$188

Net income per common share:
Basic and diluted	$0.03	$0.11

Weighted average number of common shares outstanding:
Basic	1,740,863	1,735,382

Diluted	1,783,980	1,736,370

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31,
	2014	2013
	(In thousands)
Net income	$68	$211

Other comprehensive income (loss) :
Gross unrealized holding gains (losses) on securities available for sale, net of deferred income (tax) benefit of $63 and $115, respectively.	97	(176)
Retirement plan, net of deferred income tax of $9 and $9 (a)	(13)	(14)

Other comprehensive income (loss)	84	(190)

Comprehensive income	$152	$21

(a)	Retirement plan amortization and related income tax are reflected in the consolidated statements of income within the salaries and benefits and income tax expense lines, respectively.

See notes to consolidated financial statements.

CMS Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$68	$211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	98	88
Amortization and accretion, net	18	63
Provision for loan losses	75	100
Deferred income taxes	55	100
ESOP expense	14	12
Stock option expense	10	10
Restricted stock award expense	8	9
Net gain on sale of loans	(30)	(40)
Loans originated for sale	(425)	(2,013)
Proceeds from sales of loans originated for resale	804	2,390
Increase in accrued interest receivable	(67)	(48)
Increase in other assets	(328)	(33)
Decrease in accrued interest payable	(52)	(33)
Decrease in other liabilities	(69)	(111)

Net cash provided by operating activities	179	705

Cash flows from investing activities:
Principal repayments and calls on securities available for sale	206	707
Net decrease (increase) in loans receivable	4,820	(5,016)
Additions to premises and equipment	(27)	(57)
(Purchase) and redemption of Federal Home Loan Bank of NY stock, net	(341)	5

Net cash provided by (used by) investing activities	4,658	(4,361)

Cash flows from financing activities:
Net (decrease) increase in deposits	(14,427)	4,389
Net short-term advances (repayments) from Federal Home Loan Bank of N.Y.	12,955	(105)
Repayment of long-term advance from Federal Home Loan Bank of N.Y	(5,000)	—
Net increase in payments by borrowers for taxes and insurance	916	272
Preferred stock dividends	(23)	(23)

Net cash (used by) provided by financing activities	(5,579)	4,533

Net (decrease) increase in cash and cash equivalents	(742)	877
Cash and cash equivalents-beginning	3,147	2,477

Cash and cash equivalents-ending	$2,405	$3,354

Supplemental information:
Cash paid during the period for:
Interest	$501	$579

Income taxes	$185	$186

See notes to consolidated financial statements.

CMS Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation

The consolidated financial statements include the accounts of CMS Bancorp, Inc. (“CMS Bancorp” or the “Company”) and its wholly-owned subsidiary, CMS Bank (the “Bank”). The Company’s business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current presentation.

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

In addition to its single class of common stock, the Company also has outstanding Series A Noncumulative Perpetual Preferred Stock (“Series A Preferred Stock”) pursuant to the terms of such preferred stock as set forth in the Certificate of Designations establishing the designations, powers, preferences, limitations, restrictions, and relative rights of the Series A Preferred Stock filed with the Secretary of State of Delaware on May 21, 2013. For additional information on the Series A Preferred Stock, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 24, 2013. Pursuant to the terms of a pending merger agreement with Putnam County Savings Bank as described below, the Company is required to redeem all outstanding shares of the Series A Preferred Stock immediately prior to closing.

Pending Merger Agreement with Putnam County Savings Bank

On September 25, 2014, CMS Bancorp and the Bank entered into an Agreement and Plan of Merger dated as of September 25, 2014 (“Merger Agreement”) by and among Putnam County Savings Bank, a New York mutual savings bank (“Putnam”), Putnam County Acquisition Corporation, (“Acquisition Corporation”), CMS Bancorp and CMS Bank. Under the terms of the Merger Agreement, and subject to the terms and conditions thereof, Putnam will acquire CMS Bancorp and the Bank through a series of transactions by which the Acquisition Corporation will merge with and into CMS Bancorp, immediately thereafter followed by the merger of CMS Bancorp with and into Putnam and the merger of the Bank with and into Putnam, with Putnam as the surviving bank (collectively, the “Merger”). The combined organization will be operated under the name of “Putnam County Savings Bank.”

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

The Merger Agreement was unanimously approved by CMS Bancorp’s Board of Directors. The Merger Agreement contains various conditions, and assuming satisfaction or waiver of such conditions, it is currently expected that the Merger will be completed within the first half of calendar year 2015. The transactions contemplated by the Merger Agreement are subject to, among other things, approval of the Merger Agreement by the shareholders of the Company, the receipt of requisite bank regulatory approvals, a provision that not more than 10% of CMS Bancorp’s shareholders express dissent to the Merger terms by invoking applicable state law with respect to appraisal rights, and other customary conditions. Moreover, as noted above, in accordance with the terms of the Merger Agreement, all outstanding shares of CMS Bancorp’s preferred stock will be redeemed immediately prior to closing of the Merger.

Each director and executive officer of CMS Bancorp as of the date of the Merger Agreement has entered into a voting and lockup agreement with Putnam, pursuant to which each such person has agreed to vote in favor of approval of the Merger Agreement and related transactions, including the Merger, until such time as the Voting Agreement is terminated in accordance with its terms. For additional information about the Merger Agreement with Putnam, see CMS Bancorp’s Current Report on Form 8-K filed with the SEC on September 25, 2014. Stockholders of CMS Bancorp will be asked to approve the Merger Agreement at a special meeting to be held on February 12, 2015, or at any adjournment thereof.

3. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto which are in the Company’s Annual Report for the fiscal year ended September 30, 2014, filed with the SEC on December 22, 2014, as amended in an Annual Report on Form 10-K/A filed with the SEC on January 27, 2015.

4. Critical Accounting Policies

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Management’s ability to determine material estimates which are susceptible to significant change, relate to the allowance for loan losses, the determination of other-than-temporary impairment on securities and the fair assessment of whether deferred taxes are more likely than not to be realized.

The Company follows Financial Accounting Standards Board (“FASB”) guidance on subsequent events, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This guidance sets forth the period after the balance sheet date during which management of the reporting entity should evaluate events or transactions that occur for potential recognition in the financial statements. This guidance identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosure that should be made about events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, the Company evaluated the events that occurred after December 31, 2014 and through the date these consolidated financial statements were issued.

5. Net Income per Share

Basic net income per share was computed by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Company’s employee stock ownership plan, or “ESOP”. Stock options granted are considered common stock equivalents and are therefore considered in diluted net income per share calculations, if dilutive, using the treasury stock method. None of the 186,479 stock options outstanding were anti-dilutive and therefore excluded from the computation of diluted net income per share for the three months ended December 31, 2014. 185,491 of the 186,479 stock options outstanding were anti-dilutive and therefore excluded from the computation of diluted net income per share for the three months ended December 31, 2013. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating both basic and diluted net income per share until they are committed to be released.

6. Retirement Plan – Components of Net Periodic Pension Cost

The components of periodic pension expense were as follows:

	Three Months Ended December 31,
	2014	2013
	(In thousands)
Interest cost	$62	$62
Expected return on plan assets	(73)	(73)
Amortization of unrecognized loss	23	23

Total	$12	$12

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

The Company recorded compensation expense with respect to stock options of $10,000 and $10,000 during the three month periods ended December 31, 2014 and 2013, respectively. Unrecognized compensation expense associated with stock option grants as of December 31, 2014 was $74,000.

The Company recorded compensation expense with respect to restricted stock of $8,000 and $9,000 during the three month periods ended December 31, 2014 and 2013, respectively. Unrecognized compensation expense associated with grants of restricted stock as of December 31, 2014 was $48,000.

8. Securities

Securities available for sale as of December 31, 2014 and September 30, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
U.S. Government Agencies:
Due within five years	$4,997	$—	$25	$4,972
Due after five but within ten years	9,995	—	223	9,772
Due after ten years but within fifteen years	5,000	—	40	4,960
Corporate bonds due after five years but within ten years	4,359	74	—	4,433
Municipal bonds:
Due after one but within five years	1,277	9	—	1,286
Due after five years but within ten years	2,434	59	7	2,486
Mortgage-backed securities	11,279	175	61	11,393

	$39,341	$317	$356	$39,302

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014
U.S. Government Agencies:
Due within five years	$4,997	$—	$30	$4,967
Due after five but within ten years	9,995	—	241	9,754
Due after ten years but within fifteen years	5,000	—	148	4,852
Corporate bonds due after five years but within ten years	4,364	53	—	4,417
Municipal bonds:
Due within five years	1,281	17	—	1,298
Due after five years but within ten years	2,436	58	3	2,491
Mortgage-backed securities	11,492	178	84	11,586

	$39,565	$306	$506	$39,365

The age of unrealized losses and fair value of related securities available for sale at December 31, 2014 and September 30, 2014 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2014
U.S. Government Agencies	$—	$—	$19,704	$288	$19,704	$288
Municipal bonds	—	—	1,318	7	1,318	7
Mortgage-backed securities	—	—	3,635	61	3,635	61

	$—	$—	$24,657	$356	$24,657	$356

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2014
U.S. Government Agencies	$—	$—	$19,573	$419	$19,573	$419
Municipal bonds	—	—	1,324	3	1,324	3
Mortgage-backed securities	—	—	3,743	84	3,743	84

	$—	$—	$24,640	$506	$24,640	$506

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

The unrealized losses reported on securities at December 31, 2014 relate to four securities issued by U.S. Government Agencies, one Municipal bond and one Mortgage-backed security. These unrealized losses were due to changes in interest rates. The unrealized losses reported on securities at September 30, 2014 relate to four securities issued by U.S Government Agencies, one Municipal bond and one Mortgage-backed security. These unrealized losses were due to changes in interest rates.

All mortgage-backed securities are U.S. Government Agencies backed and collateralized by residential mortgages.

There were no sales of securities available for sale during the three month periods ended December 31, 2014 or 2013, respectively.

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

Loan balances as of December 31, 2014 and September 30, 2014 consist of the following:

	December 31, 2014	September 30, 2014
	(In thousands)
Real estate:
One-to-four-family	$88,878	$90,567
Multi-family	28,620	28,659
Non-residential	55,673	56,076
Construction	292	174
Home equity and second mortgages	8,563	8,653

	182,026	184,129
Commercial & Industrial	36,495	40,346
Consumer	49	55
Other	998	—

Total Loans	219,568	224,530
Allowance for loan losses	(660)	(740)
Net deferred loan origination fees and costs	(17)	(4)

	$218,891	$223,786

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

The classes described below, which are based on the Consolidated Report of Condition and Income (CALL Report) classifications, provide the starting point for the ALLL analysis. Management tracks the historical net charge-off activity at the reporting class level. A historical charge-off factor is calculated utilizing one year to five year averages, depending on the trend of losses and other factors. In addition, the UBPR Peer Group charge-off factor is determined. The Bank uses Bank specific charge-off experience adjusted for recent loss trends and economic conditions as well as Peer Group charge-off experience to establish its historical charge-off factor.

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

The following table summarizes the primary segments of the loan portfolio, including net deferred loan origination fees and costs, as of December 31, 2014 and September 30, 2014:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
December 31, 2014
Real estate:
One-to-four-family	$5,713	$83,158	$88,871
Multi-family	—	28,618	28,618
Non-residential	527	55,139	55,666
Construction	—	291	291
Home equity and second mortgages	459	8,104	8,563

	6,699	175,310	182,009
Commercial & Industrial	4,976	31,519	36,495
Consumer	—	49	49
Other	—	998	998

Total	$11,675	$207,876	$219,551

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
	(In thousands)
September 30, 2014
Real estate:
One-to-four-family	$5,740	$84,825	$90,565
Multi-family	—	28,658	28,658
Non-residential	1,738	54,337	56,075
Construction	—	174	174
Home equity and second mortgages	374	8,279	8,653

	7,852	176,273	184,125
Commercial & Industrial	3,297	37,049	40,346
Consumer	4	51	55

Total	$11,153	$213,373	$224,526

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2014 and September 30, 2014:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
December 31, 2014
Real estate:
One-to-four-family	$506	$1	$5,207	$5,713	$5,843
Multi-family	—	—	—	—	—
Non-residential	—	—	527	527	860
Construction	—	—	—	—	—
Home equity and second mortgages	90	5	369	459	459

	596	6	6,103	6,699	7,162
Commercial & Industrial	—	—	4,976	4,976	4,976
Consumer	—	—	—	—	—

Total	$596	$6	$11,079	$11,675	$12,138

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(In thousands)
September 30, 2014
Real estate:
One-to-four-family	$—	$—	$5,740	$5,740	$5,874
Multi-family	—	—	—	—	—
Non-residential	—	—	1,738	1,738	2,071
Construction	—	—	—	—	—
Home equity and second mortgages	—	—	374	374	374

	—	—	7,852	7,852	8,319
Commercial & Industrial	—	—	3,297	3,297	3,297
Consumer	4	4	—	4	4

Total	$4	$4	$11,149	$11,153	$11,620

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three month periods ended December 31, 2014 and 2013:

	One-to- four- family	Home Equity and Second Mortgages	Non- residential	Commercial & Industrial	Consumer	Total
	(In thousands)
December 31, 2014
Average investment in impaired loans	$6,212	$398	$633	$1,081	$—	$8,324
Interest income recognized on an accrual basis on impaired loans	32	2	21	55	—	110
Interest income recognized on a cash basis on impaired loans	11	2	3	—	—	16

	One-to- four- family	Home Equity and Second Mortgages	Non- residential	Commercial & Industrial	Consumer	Total
	(In thousands)
December 31, 2013
Average investment in impaired loans	$6,579	$433	707	$—	$—	$7,719
Interest income recognized on an accrual basis on impaired loans	21	3	—	—	—	24
Interest income recognized on a cash basis on impaired loans	16	—	—	—	—	16

The following table presents the classes of the loan portfolio summarized by the aggregate Pass (including loans graded Watch) and the classified ratings of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2014 and September 30, 2014:

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
December 31, 2014
Real estate:
One-to-four-family	$86,459	$—	2,412	$—	$88,871
Multi-family	28,618	—	—	—	28,618
Non-residential	55,139	—	527	—	55,666
Construction	291	—	—	—	291
Home equity and second mortgages	8,328	50	185	—	8,563

	178,835	50	3,124	—	182,009
Commercial & Industrial	30,972	547	4,976	—	36,495
Consumer	49	—	—	—	49
Other	998	—	—	—	998

Total	$210,854	$597	$8,100	$—	$219,551

	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
September 30, 2014
Real estate:
One-to-four-family	$87,808	$—	$2,757	$—	$90,565
Multi-family	28,658	—	—	—	28,658
Non-residential	54,337	—	1,738	—	56,075
Construction	174	—	—	—	174
Home equity and second mortgages	8,417	139	97	—	8,653

	179,394	139	4,592	—	184,125
Commercial & Industrial	35,839	1,210	3,297	—	40,346
Consumer	51	—	—	4	55

Total	$215,284	$1,349	$7,889	$4	$224,526

Management further monitors the performance and credit quality of the loan portfolio by analyzing the delinquency aging of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2014 and September 30, 2014:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	90 Days or More Past Due and Non- Accrual	Total Past Total Due	Total
	(In thousands)
December 31, 2014
Real estate:
One-to-four-family	$86,164	$113	$581	$—	$2,013	$2,707	$88,871
Multi-family	28,618	—	—	—	—	—	28,618
Non-residential	55,666	—	—	—	—	—	55,666
Construction	291	—	—	—	—	—	291
Home equity and second mortgages	8,353	25	—	—	185	210	8,563

	179,092	138	581	—	2,198	2,917	182,009
Commercial & Industrial	36,495	—	—	—	—	—	36,495
Consumer	49	—	—	—	—	—	49
Other	998	—	—	—	—	—	998

Total	$216,634	$138	$581	$—	$2,198	$2,917	$219,551

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	90 Days or More Past Due and Non- Accrual	Total Past Due	Total
	(In thousands)
September 30, 2014
Real estate:
One-to-four-family	$88,304	$240	$—	$—	$2,021	$2,261	$90,565
Multi-family	28,658	—	—	—	—	—	28,658
Non-residential	56,075	—	—	—	—	—	56,075
Construction	174	—	—	—	—	—	174
Home equity and second mortgages	8,416	—	50	—	187	237	8,653

	181,627	240	50	—	2,208	2,498	184,125
Commercial & Industrial	39,678	511	—	—	157	668	40,346
Consumer	51	—	—	4	—	4	55

Total	$221,356	$751	$50	$4	$2,365	$3,170	$224,526

The Company is not committed to lend additional funds on nonaccrual loans at December 31, 2014.

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2014 and September 30, 2014:

	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)
December 31, 2014
Real estate:
One-to-four-family	$257	$256	$1
Multi-family	83	83	—
Non-residential	189	189	—
Home equity and second mortgages	27	22	5

	556	550	6
Commercial & Industrial	100	100	—
Consumer	4	4	—

Total	$660	$654	$6

	ALLL Balance	Collectively Evaluated for Impairment	Individually Evaluated for Impairment
	(In thousands)
September 30, 2014
Real estate:
One-to-four-family	$257	$257	$—
Multi-family	83	83	—
Non-residential	266	266	—
Home equity and second mortgages	26	26	—

	632	632	—
Commercial & Industrial	100	100	—
Consumer	8	4	4

Total	$740	$736	$4

The following table summarizes activity in the primary segments of the ALLL for the three month periods ended December 31, 2014 and 2013:

	Balance September 30, 2014	Charge- offs	Recoveries	Provision	Balance December 31, 2014
	(In thousands)
December 31, 2014
Real estate:
One-to-four-family	$257	$—	$—	$—	$257
Multi-family	83	—	—	—	83
Non-residential	266	—	—	(77)	189
Home equity and second mortgages	26	—	—	1	27

	632	—	—	(76)	556
Commercial & Industrial	100	(151)	—	151	100
Consumer	8	(4)	—	—	4

Total	$740	$(155)	$—	$75	$660

	Balance September 30, 2013	Charge- offs	Recoveries	Provision	Balance December 31, 2013
	(In thousands)
December 31, 2013
Real estate:
One-to-four-family	$225	$(44)	$—	$46	$227
Multi-family	48	—	—	(34)	14
Non-residential	374	(324)	—	212	262
Construction	7	—	—	(3)	4
Home equity and second mortgages	82	—	—	(1)	81

	736	(368)	—	220	588
Commercial & Industrial	187	(9)	—	(125)	53
Consumer	—	—	—	5	5

Total	$923	$(377)	$—	$100	$646

A troubled debt restructuring (“TDR”) is a loan that has been modified whereby the Bank has agreed to make certain concessions that would otherwise not be granted to a borrower experiencing or expected to experience financial difficulties in order to maximize the ultimate recovery of a loan. The types of concessions granted generally include, but are not limited to interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the borrower is experiencing financial difficulties. The concessions granted on these loans consisted of interest rate reductions and/- or extensions of the loan term. The following table summarizes the TDR identified during the quarter ended December 31, 2014 and 2013:

	Number of Loans	Recorded Investment Before Modification	Recorded Investment After Modification
	(Dollars in thousands)
Three Months Ended December 31, 2014
One-to-four-family	1	$98	$98
Three Months Ended December 31, 2013

One-to-four-family	1	$523	$523

A default on a troubled debt restructured loan for purposes of disclosure occurs when a borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. During the three month period ended December 31, 2014, no defaults occurred on troubled debt restructured loans that were modified as a TDR within the previous 12 months. There was one TDR default for the period ended December 31, 2013.

10. Fair Value Measurements and Fair Value of Financial Instruments

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

While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. In addition, the guidance requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis for financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy at December 31, 2014 and September 30, 2014 are summarized below:

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
December 31, 2014
Securities available for sale:
U.S. Government Agencies	$19,704	$—	$19,704	$—
Corporate bonds	4,433	—	4,433	—
Municipal bonds	3,772	—	3,772	—
Mortgage-backed securities	11,393	—	11,393	—

Description	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2014
Securities available for sale:
U.S. Government Agencies	$19,573	$—	$19,573	$—
Corporate bonds	4,417	—	4,417	—
Municipal bonds	3,789	—	3,789	—
Mortgage-backed securities	11,586	—	11,586	—

For financial assets measured at fair value on a non-recurring basis, the fair value measurement by level within the fair value hierarchy are summarized below:

	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs		(Level 3) Significant Unobservable Inputs
		(In thousands)

December 31, 2014

Impaired loans	$590	$	$		$590

September 30, 2014

Impaired loans	$1,908	$	$		$1,908

Other real estate owned	183	—		—	183

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

	Fair Value estimate	Valuation techniques	Unobservable input	Range	Weighted average
December 31, 2014

Impaired loans	$590	Appraisals (1)	Liquidation expenses (2)	2.58% to 3.25%	2.68%

	Fair Value estimate	Valuation techniques	Unobservable input	Range	Weighted average
September 30, 2014
Impaired loans	$1,908	Appraisals (1)	Liquidation expenses (2)	4.02% to 5.67%	4.84%
Other real estate owned	183	Appraisals (1)	Liquidation expenses (2)	6.0%	6.0%

(Dollars in thousands)

1)	Fair value is generally determined through discounted independent appraisals of the underlying collateral less any loan related liquidation expenses.
2)	Includes estimated liquidation expenses by borrower.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2014 and September 30, 2014.

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

Commitments to Extend Credits. The fair value of commitments to fund credit lines and originate or participate in loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, was not considered material at December 31, 2014 and September 30, 2014.

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 and September 30, 2014 are summarized as follows:

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
December 31, 2014
Financial assets:
Cash and cash equivalents	$2,405	$2,405	$2,405	$—	$—
Securities available-for-sale	39,302	39,302	—	39,302	—
Loans receivable	218,891	220,870	—	—	220,870
Accrued interest receivable	992	992	—	992
Financial liabilities:
Deposits	212,355	203,232	—	203,232	—
FHLB-NY advances	26,905	26,909	—	26,909	—
Accrued interest payable	57	57	—	57	—

Description	Carrying Amount	Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2014
Financial assets:
Cash and cash equivalents	$3,147	$3,147	$3,147	$—	$—
Securities available-for-sale	39,365	39,365	—	39,365	—
Loans held for sale	349	349	—	349	—
Loans receivable	223,786	221,189	—	—	221,189
Accrued interest receivable	925	925	—	925	—
Financial liabilities:
Deposits	226,782	217,765	—	217,765	—
FHLB-NY advances	18,950	20,976	—	20,976	—
Accrued interest payable	109	109	—	109	—

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

11. Federal Home Loan Bank of New York Stock

The Company’s required investment in the common stock of the FHLB is carried at cost as of December 31, 2014 and September 30, 2014. Management evaluates this common stock for impairment in accordance with the FASB guidance on accounting by certain entities that lend to or finance the activities of others. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the investment’s cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB, and (4) the liquidity position of the FHLB. Management believes no impairment charge related to the FHLB stock was necessary as of December 31, 2014 and September 30, 2014.

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

14. Subsequent Events

With respect to the litigation between CMS Bancorp and Customers Bancorp, Inc., as CMS Bancorp announced on January 13, 2015 in a Form 8-K and definitive additional proxy materials filed with the SEC, on January 8, 2015, the parties have resolved the litigation on mutually acceptable terms.

As announced on February 2, 2015 in definitive additional proxy materials filed with the SEC, CMS Bancorp was a party to a settlement agreement in the form of a Memorandum of Understanding dated January 30, 2015, which resolved a purported class action lawsuit that was filed in the Court of Chancery of the State of Delaware on January 14, 2015.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “potential” and similar expressions that are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors including those set forth in Part 1, Item 1A– Risk Factors of our Form 10-K for the year ended September 30, 2014 which was filed with the SEC on December 22, 2014, which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	risks relating to the pending merger with Putnam County Savings Bank;

•	our allowance for loan losses may not be sufficient to cover actual loan losses;

•	changes in interest rates;

•	the risk of loss associated with our loan portfolio;

•	lower demand for loans;

•	changes in our asset quality;

•	other-than-temporary impairment charges for investments;

•	the soundness of other financial institutions;

•	changes in liquidity;

•	changes in the real estate market or local economy;

•	our ability to retain our executive officers and other key personnel;

•	competition in our primary market area;

•	risk of noncompliance with laws and regulations, including changes in laws and regulations to which we are subject;

•	changes in the Federal Reserve’s monetary or fiscal policies;

•	our ability to maintain effective internal controls over financial reporting;

•	the inclusion of certain anti-takeover provisions in our organizational documents;

•	the low trading volume in our stock;

•	recent developments affecting the financial markets, including the actual and threatened downgrade of U.S. government securities; and

•	risks related to use of technology and cybersecurity.

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

As the Company announced on January 16, 2015 in a Form 8-K and additional proxy materials filed with the SEC, on January 13, 2015, the Company’s Management and Audit Committee received a letter dated January 12, 2015 from the Company’s independent accounting firm, BDO USA, LLP (“BDO”), which letter concluded that the Company had a material weakness in its internal control over financial reporting related to an audit adjustment of $101,000 in connection with unaccrued legal fees at September 30, 2014. The unaccrued fees were identified after September 30, 2014 based on bills submitted by the Company’s outside legal counsel to the Company during the period covered by this report.

The Company attributed the material weakness in part to the sudden and unexpected death of the Company’s former Chief Financial Officer in August 2014, which management concluded and BDO agreed was an event that led to a “loss of institutional knowledge” that was a “significant obstacle to overcome.” The Company recorded the aforementioned $101,000 adjustment and such adjustment was reflected in our financial statements contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which we filed with the SEC on December 22, 2014. The Company hired a new Chief Financial Officer in October 2014 and has implemented enhancements to its internal controls to ensure that the material weakness has been fully remediated.

On January 27, 2015, the Company filed an amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2014 to amend Item 9A, “Controls and Procedures,” by stating that its internal control over financial reporting was not effective at September 30, 2014 as a result of the BDO determination and disclosing in further detail the steps management has taken to remediate the material weakness. Such changes and remedial actions taken during the period covered by this report and management’s evaluation of the effectiveness of its internal control over financial reporting as of the end of the period covered by this report are addressed below in Part I, Item 4, “Controls and Procedures.”

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

Pending Merger Agreement with Putnam County Savings Bank

On September 25, 2014, CMS Bancorp and the Bank entered into an Agreement and Plan of Merger dated as of September 25, 2014 (“Merger Agreement”) by and among Putnam County Savings Bank, a New York mutual savings bank (“Putnam”), Putnam County Acquisition Corporation, (“Acquisition Corporation”), CMS Bancorp and CMS Bank. Under the terms of the Merger Agreement, and subject to the terms and conditions thereof, Putnam will acquire CMS Bancorp and the Bank through a series of transactions by which the Acquisition Corporation will merge with and into CMS Bancorp, immediately thereafter followed by the merger of CMS Bancorp with and into Putnam and the merger of the Bank with and into Putnam, with Putnam as the surviving bank (collectively, the “Merger”). The combined organization will be operated under the name of “Putnam County Savings Bank.”

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

The Merger Agreement was unanimously approved by CMS Bancorp’s Board of Directors. The Merger Agreement contains various conditions, and assuming satisfaction or waiver of such conditions, it is currently expected that the Merger will be completed within the first half of calendar year 2015. The transactions contemplated by the Merger Agreement are subject to, among other things, approval of the Merger Agreement by the shareholders of the Company, the receipt of requisite bank regulatory approvals, a provision that not more than 10% of CMS Bancorp’s shareholders express dissent to the Merger terms by invoking applicable state law with respect to appraisal rights, and other customary conditions. In accordance with the terms of the Merger Agreement, all outstanding shares of CMS Bancorp’s preferred stock will be redeemed immediately prior to closing of the Merger.

Each director and executive officer of CMS Bancorp as of the date of the Merger Agreement has entered into a voting and lock-up agreement with Putnam, pursuant to which each such person has agreed to vote in favor of approval of the Merger Agreement and related transactions, including the Merger, until such time as the Voting Agreement is terminated in accordance with its terms. For additional information about the Merger Agreement with Putnam, see CMS Bancorp’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 25, 2014. Stockholders of CMS Bancorp will be asked to approve the Merger Agreement at a special meeting to be held on February 12, 2015, or at any adjournment thereof.

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

It is management’s opinion that accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making these estimates. Material estimates that are particularly susceptible to significant change, relate to the determination of the allowance for loan losses, the determination of other-than-temporary impairment on securities and the assessment of whether deferred taxes are more likely than not to be realized. Management believes that the allowance for loan losses represents its best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in market and economic conditions in the Company’s market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Management’s determination of whether investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Management’s assessment as to the amount of deferred taxes more likely than not to be realized is based upon estimates of future taxable income, which is subject to revision upon receipt of updated information.

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

Comparison of Financial Condition at December 31, 2014 to September 30, 2014

Total assets decreased by $5.5 million, or 2.01%, to $267.8 million at December 31, 2014 from $273.3 million at September 30, 2014. Increases in advances from the FHLB funded decreases in loan balances and decreases in retail and CDARS deposits.

Loans receivable were $218.9 million and $223.8 million at December 31, 2014 and September 30, 2014, respectively, representing a decrease of $4.9 million or 2.19%. The decline in loans resulted principally from decreases in 1-4 Family first lien loans and Commercial and Industrial loans. As of December 31, 2014 and September 30, 2014, the Bank had $2.2 million and $2.4 million of non-performing loans, respectively, which have been placed on non-accrual status. At December 31, 2014 and September 30, 2014, the Bank had $11.7 million and $11.2 million of loans classified as impaired. At December 31, 2014, two impaired loans required specific loss allowances of $6,000. At September 30, 2014, one impaired loan required a specific loss allowance of $4,000. The impaired loans were primarily the result of difficult general economic conditions, increased unemployment and declines in the local real estate market in prior years. As of December 31, 2014 and September 30, 2014, the allowance for loan losses was 0.30% and 0.33% of loans outstanding, respectively. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. The net decrease in the allowance of $80,000 in the three months ended December 31, 2014 was the result of loan write-offs of $155,000 and the addition in the provision for loan losses of $75,000. The allowance allocation, or loss percentages are based on historical charge-offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the FDIC Uniform Bank Performance Report loss experience for the Bank’s Peer Group. As a result of decreases in actual loan losses in the proceeding periods, changes in the mix and volume of the loan portfolio, changing economic conditions, unemployment trends, and changing real estate values in the Bank’s primary market area, the allowance declined from September 30, 2014 to December 31, 2014.

Deposits decreased by $14.4 million, or 6.4%, from $226.8 million as of September 30, 2014 to $212.4 million as of December 31, 2014. The Bank participates in the Certificate of Deposit Account Registry Service, or “CDARS” network. Decreases in retail deposits of $5.9 million, net of a decrease in CDARS deposits of $8.5 million, accounted for the change. Decreases in retail deposits were normal seasonal withdrawals of which 80% or $4.7 million of these deposits were restored by mid-January 2015. Under the CDARS network, the Bank can transfer deposits into the network (a one way sell transaction), request that the network deposit funds at the Bank (a one way buy transaction), or deposit funds into the network and receive an equal amount of deposits from the network (a reciprocal transfer). The network provides the Bank with an investment vehicle in the case of a one way sell, a liquidity or funding source in the case of a one way buy and the ability to access additional FDIC insurance for customers in the case of a reciprocal transfer. The Bank had $9.7 million and $18.2 million, respectively, of CDARS deposits as of December 31, 2014 and September 30, 2014 and otherwise had no brokered deposits as of December 31, 2014 and September 30, 2014.

Stockholders’ equity increased by $165,000 from September 30, 2014 to December 31, 2014 as a result of net income of $68,000, additions to equity resulting from accounting for stock-based compensation and the Company’s ESOP, and other comprehensive income of $84,000, net of dividends on preferred stock of $23,000. The other comprehensive income in the three months ended December 31, 2014 resulted primarily from the decrease in unrealized losses on available for sale securities due to changes in market interest rates.

Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013

General. The Company recorded net income of $68,000 for the three months ended December 31, 2014, compared to net income of $211,000 for the three months ended December 31, 2013. Net income per common share was $0.03 in the three months ended December 31, 2014 compared to $0.11 in the three months ended December 31, 2013. The change was primarily due to lower gains on loan sales due to market conditions in the three months ended December 31, 2014 compared to 2013 and an increase in non-interest expenses, primarily in professional fees. Net Income attributable to common shareholders in the three months ended December 31, 2014 also reflected a dividend on preferred stock of $23,000, same as in the three months ended December 31, 2013.

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

	Three Months Ended December 31,
	2014			2013
	(Dollars in thousands)
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Loans receivable(1)	$221,469	2,608	4.71%	$210,980	$2,587	4.90%
Securities(2)	39,269	184	1.87%	40,125	182	1.81%
Other interest-earning assets(3)	4,069	14	1.38%	2,617	16	2.45%

Total interest-earning assets	264,807	2,806	4.24%	253,722	2,785	4.39%

Non interest-earning assets	6,615			6,211

Total assets	$271,422			$259,933

Interest-bearing liabilities:
Demand deposits	$44,501	36	0.32%	$48,549	36	0.30%
Savings and club accounts	44,159	28	0.25%	43,620	28	0.26%
Certificates of deposit	96,283	317	1.32%	92,761	295	1.27%
Borrowed money(4)	27,707	68	0.98%	23,166	187	3.23%

Total interest-bearing liabilities	212,650	449	0.84%	208,096	546	1.05%

Non interest-bearing deposits	32,784			27,534
Other liabilities	2,457			1,729

Total liabilities	247,891			237,359
Total stockholders’ equity	23,531			22,574

Total liabilities and stockholders’ equity	$271,422			$259,933

Interest rate spread		$2,357	3.40%		$2,239	3.34%

Net interest-earning assets/net interest margin	$52,157		3.56%	$45,626		3.53%

Ratio of interest-earning assets to interest-bearing liabilities		1.25x			1.22x

(1)	Net of allowance for loan losses and net deferred costs and fees.
(2)	Available for sale securities included at fair value.
(3)	Includes interest-earning cash equivalents, FHLB-NY stock and loans held for sale, which are held for a short period of time.
(4)	Includes mortgage escrow funds and FHLB-NY advances.

Interest Income. Interest income of $2.8 million for the three months ended December 31, 2014, was $21,000 higher than the three months ended December 31, 2013 which was also $2.8 million. The increase in interest income was primarily due to an increase of $21,000 in interest from loans.

Interest income from loans increased by $21,000 in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The increase was due to a $10.5 million, or 5.0%, increase in the average balance of loans from $211.0 million in the three months ended December 31, 2013 to $221.5 million in the three months ended December 31, 2014, partially offset by a 19 basis point decrease in the average interest rate earned on those loans. The increase in average loan balances includes loans in the multi-family, commercial real estate/nonresidential properties and commercial and industrial loan categories. The decrease in the average yield resulted principally from lower market interest rates. The Company continues to sell a portion of conventional one-to-four-family residential mortgage originations, although to a far lesser extent than in prior quarters, due to a decreased demand for the purchase of these loans in the secondary market. Higher loan volume increased interest income by $129,000, while the effect of lower interest rates (decreased) interest income by $108,000.

Interest income from securities increased by $2,000 to $184,000 as a result of slightly lower average balances in the three months ended December 31, 2014 compared to the three months ended December 31, 2013, while yields remained low on the securities portfolio. Other interest-earning assets consist of cash equivalents, FHLB stock and loans originated for resale. Interest on these assets declined by $2,000 in the three months ended December 31, 2014 compared to the three months ended December 31, 2013, principally due to lower interest.

Overall declines in interest rates reduced the average interest rate on interest-earning assets from 4.39 % in the quarter ended December 31, 2013 to 4.24 % in the quarter ended December 31, 2014. Of the $21,000 increase in interest income in the three months ended December 31, 2014 compared to the three months ended December 31, 2013, higher average balances of interest-earning assets caused an increase of $134,000 in interest income, while lower interest rates caused a decrease in interest income of $113,000.

Interest Expense. Interest expense decreased by $97,000 in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. An increase in average balances of interest bearing-liabilities in 2014 was offset by a significant decrease in the cost of FHLB long-term borrowings, which reduced total interest expense by $97,000.

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

	Three Months Ended December, 2014
	Compared to
	Three Months Ended December, 2013
	(In thousands)
	Volume	Rate	Net
Interest-earning assets:
Loans receivable	$129	(108)	$21
Securities	(4)	6	2
Other interest-earning assets	9	(11)	(2)

Total interest-earning assets	134	(113)	21

Interest-bearing liabilities:
Demand deposits	(3)	3	—
Savings and club accounts	—	—	—
Certificates of deposit	11	11	22
Borrowed money	37	(156)	(119)

Total interest-bearing liabilities	45	(142)	(97)

Net interest income	$89	$29	$118

Net Interest Income. Net interest income increased $118,000, or 5.3%, to $2.3 million for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The increase in net interest income was primarily attributable to higher balances of average interest-earning assets, net of lower yields on those assets, changes in the mix of interest-bearing liabilities, and lower interest rates on those liabilities.

Provision for Loan Losses.

As of December 31, 2014 and September 30, 2014, the Bank had $2.2 million and $2.4 million of non-performing loans, respectively, which have been placed on non-accrual status. At December 31, 2014 and September 30, 2014, the Bank had $11.7 million and $11.2 million of loans classified as impaired. At December 31, 2014 and September 30, 2014, two loans in the quarter ended December 31, 2014 and one loan in the quarter ended September 30, 2014 each required a specific loan allowance, the total specific allowance amounts were $6,000 and $4000, for each period respectively. The impaired loans were primarily the result of difficult general economic conditions and persistent local area unemployment. As of December 31, 2014 and September 30, 2014, the allowance for loan losses was 0.30% and 0.33% of loans outstanding, respectively. The allowance for loan losses contains two components; the specific allowance for impaired loans individually evaluated, and the allowance for loans collectively evaluated for impairment. As referenced above, specific loan loss allowances were required for loans individually evaluated for impairment at December 31, 2014 and September 30, 2014, in total amounts of $6,000 and $4,000, respectively. The allowance for loans collectively evaluated for impairment was $654,000 at December 31, 2014 compared to $736,000 at September 30, 2014. The (decrease) of $80,000 was the result of loan principal write -offs of $155,000 in the three months ended December 31, 2014, net of an increase in the provision for loan losses of $75,000. The allowance allocation, or loss percentages are based on historical charge offs, adjusted for the trend of losses, current economic conditions including unemployment, real estate markets and other factors. Allowance allocation percentages can also be adjusted for trends as evidenced by the FDIC Uniform Bank Performance Report loss experience for the Bank’s Peer Group. As a result of changes in the expected recovery of non-performing loans and in the mix and volume of the loan portfolio, economic conditions, unemployment, changes in real estate values in the Bank’s primary market area, and an analysis commercial real estate cash flows, $75,000 and $100,000 was provided for loan losses in the three month periods ended December 31, 2014 and 2013, respectively. The Bank has allocated the allowance for loan losses among categories of loan types as well as classification status at each period end date.

Non-interest Income. Non-interest income of $66,000 in the three months ended December 31, 2014 was lower than the $84,000 in the comparable 2013 period primarily as a result of lower gains on sale of loans due to market conditions in the three months ended December 31, 2014 compared to the comparable 2013 period.

Non-interest Expenses. Non-interest expenses increased by $367,000 for the three months ended December 31, 2014, compared to the comparable prior year period. One component of non-interest expense, professional fees related to legal services in connection with pending legal matters and the merger transaction with Putnam County Savings Bank accounted for $203,000 of the increase.

Income Tax Expense. The income tax expense was $35,000 in the three months ended December 31, 2014 compared to $134,000 in the comparable 2013 period. Income tax expense is recorded based on pretax income at the statutory rate for federal tax purposes, less the effect of state income tax provisions and the higher of the effective rate or minimum tax rate for state purposes. The effective tax rate in the three months ended December 31, 2014 and 2013 was different than the statutory rate as a result of certain non-taxable income and expense items.

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

The table below sets forth the latest available estimated changes in net interest income, as of December 31, 2014, that would result from various basis point changes in interest rates over a twelve month period.

Change in Interest Rates In Basis Points (Rate Shock)	Net Interest Income
	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
400	$9,574	$(1,041)	-9.8%
300	9,869	(746)	-7.0%
200	10,191	(424)	-4.0%
100	10,430	(185)	-1.7%
0	10,615	—	0.0%
(100)	10,264	(351)	-3.3%

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

The Company’s primary sources of funds are retail deposits, the CDARS network, brokered certificates of deposit, amortization and prepayments of loans, FHLB advances, repayments and maturities of investment securities and funds provided from operations. While scheduled loan and mortgage-backed securities amortization and maturing investment securities are a relatively predictable source of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by market interest rates, economic conditions and competition. The Company’s liquidity, represented by cash and cash equivalents and investment securities, is a product of its operating, investing and financing activities. Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments, such as federal funds, available-for-sale securities or cash equivalents and other interest-earning assets. If the Company requires funds beyond its ability to generate them internally, the Company can acquire brokered certificates of deposit, CDARS deposits and draw upon existing borrowing agreements with the FHLB and the Federal Reserve which provide an additional source of funds. At December 31, 2014 and September 30, 2014, the Company had $26.9 million and $19.0 million of advances from the FHLB, respectively, and CDARS deposits of $9.7 million and $18.2 million, respectively and otherwise had no other brokered certificates of deposit as of either date.

The Company anticipates that it will have sufficient funds available to meet its current loan and other commitments. As of December 31, 2014, the Company had cash and cash equivalents of $2.4 million and available for sale securities of $39.3 million. At December 31, 2014, the Company had outstanding commitments to originate loans of $334 thousand and $9.6 million of undisbursed funds from approved lines of credit, homeowners’ equity lines of credit, and secured commercial lines of credit. Retail certificates of deposit scheduled to mature in one year or less at December 31, 2014, totaled $40.2million. Historically, the Company’s deposit flow history has been that a significant portion of such deposits remain with the Company.

Cash Flows and Capital Resources

In the three months ended December 31, 2014, net cash provided by operating activities was $ 179,000 compared to $705,000 in the same period in 2013. In the three months ended December 31, 2014 and 2013, the net income included non-cash expenses (consisting primarily of depreciation, amortization, provision for loan losses, deferred taxes and stock-based compensation) of $ 278,000 and $382,000, respectively. Net activity from loans originated for sale provided $ 349,000 and $ 337,000 of cash in the three months ended December 31, 2014 and 2013, respectively.

In the three months ended December 31, 2014 and 2013, investing activities provided (used) $4.6 million and $(4.4) million of cash, respectively. In the three months ended December 31, 2014 and 2013, securities repayments provided $0.2 million and $0.7 million of cash, respectively. Net decrease (increase) in loan balances provided (used by) $4.8 million and $(5.0) million of cash in the three months ended December 31, 2014 and 2013, respectively.

Net cash provided (used by) financing activities was $(5.6) million in the three months ended December 31, 2014 compared to net cash provided by financing activities of $4.5 million in the three months ended December 31, 2013. In the three months ended December 31, 2014 and 2013, borrowings of FHLB-NY advances provided $8.0 million and used $0.1 million of cash, respectively, and decreases in deposit balances used $14.4 million in the three months ended December 31, 2014 compared to net cash provided by deposit increases $4.4 million in the three months ended December 31, 2013.

The Company’s overall credit exposure at the FHLB, including borrowings under the Overnight Advance line of credit and other term borrowings cannot exceed 50% of its total assets, subject to certain limitations based on the underlying loans and securities pledged as collateral. The Company also has a $4.5 million Fed Funds line of credit with Zions Bank, which was not drawn upon.

The following table sets forth the Bank’s capital position at December 31, 2014, compared to the minimum regulatory capital requirements:

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(Dollars in Thousands)
Total capital (to risk-weighted assets)	$23,926	12.79%	≥	$14,963	≥	8.00%	≥	$18,703	≥	10.00%
Core (Tier 1) capital (to risk-weighted assets)	23,266	12.44%		N/A		N/A	≥	11,222	≥	6.00%
Core (Tier 1) capital (to total adjusted assets)	23,266	8.70%	≥	10,699	≥	4.00%	≥	13,374	≥	5.00%
Tangible capital (to total adjusted assets)	23,266	8.70%	≥	4,012	≥	1.50%	≥	N/A		N/A

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As the Company announced on January 16, 2015 in a Form 8-K and additional proxy materials filed with the SEC, on January 13, 2015, the Company’s Management and Audit Committee received a letter dated January 12, 2015 from the Company’s independent accounting firm, BDO, which letter concluded that the Company had a material weakness in its internal control over financial reporting related to an audit adjustment of $101,000 in connection with unaccrued legal fees at September 30, 2014. The unaccrued fees were identified after September 30, 2014 based on bills submitted by the Company’s outside legal counsel to the Company during the period covered by this report.

The Company attributed the material weakness in part to the sudden and unexpected death of the Company’s former Chief Financial Officer in August 2014, which management concluded and BDO agreed was an event that led to a “loss of institutional knowledge” that was a “significant obstacle to overcome.” The Company recorded the aforementioned $101,000 adjustment and such adjustment was reflected in our financial statements contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which we filed with the SEC on December 22, 2014. The Company hired a new Chief Financial Officer in October 2014 and has implemented enhancements to its internal controls to ensure that the material weakness has been fully remediated.

On January 27, 2015, the Company filed an amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2014 to amend Item 9A, “Controls and Procedures,” by stating that its internal control over financial reporting was not effective at September 30, 2014 as a result of the BDO determination and disclosing in further detail the steps management has taken to remediate the material weakness.

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report and in light of the responsive actions taken by management during the period covered by this report to fully remediate the concerns giving rise to the BDO determination, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As noted, the sudden and unexpected death of CMS Bancorp’s former Chief Financial Officer in August 2014 was an event that led to a “loss of institutional knowledge” that was a “significant obstacle to overcome,” which contributed to a material weakness finding by BDO. Subsequent to the end of the last fiscal year and during the period covered by this report, management implemented enhancements to its internal controls to ensure that the material weakness has been fully remediated. Specifically, CMS Bancorp hired a new CFO in October 2014 and is working with the new CFO to implement review and reporting processes to enhance our controls over analyzing and recording appropriate adjustments to accrued expenses so that they operate in an effective manner.

Part II: Other Information

Item 1. Legal Proceedings

With respect to the litigation between CMS Bancorp and Customers Bancorp, Inc., as CMS Bancorp announced on January 13, 2015 in a Form 8-K and definitive additional proxy materials filed with the SEC, on January 8, 2015, the parties have resolved the litigation on mutually acceptable terms.

As announced on February 2, 2015 in definitive additional proxy materials filed with the SEC, CMS Bancorp was a party to a settlement agreement in the form of a Memorandum of Understanding dated January 30, 2015, which resolved a purported class action lawsuit that was filed in the Court of Chancery of the State of Delaware on January 14, 2015.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2014.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of CMS Bancorp, Inc. (1)

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 20, 2009. (2)

3.3	Amended and Restated Bylaws of CMS Bancorp, Inc. (3)

4.1	Form of Stock Certificate of CMS Bancorp, Inc. (1)

4.2	Form of Option Agreement under the CMS Bancorp, Inc. 2007 Stock Option Plan. (4)

4.3	Form of Restricted Stock Award Agreement under the CMS Bancorp, Inc. 2007 Recognition and Retention Plan. (4)

4.4	Form of Series A Preferred Stock Certificate of CMS Bancorp, Inc. (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer*

32.2	Section 1350 Certification of principal financial officer*

101	Interactive data files: (i) Consolidated Statements of Financial Condition as of December 31, 2014 and September 30, 2014 (unaudited), (ii) Consolidated Statements of Operations for the Three Months Ended December 31, 2014 and 2013 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended December 31, 2014 and 2013 (unaudited), (iv) Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

*	Included herewith.
(1)	Incorporated by reference to the Registration Statement No. 333-139176 on Form SB-2 filed with the Commission on December 7, 2006, as amended.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 23, 2009.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on February 28, 2014.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 30, 2007.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on May 24, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CMS Bancorp, Inc.

Date: February 11, 2015	/s/ JOHN RITACCO
John E. Ritacco
President and Chief Executive Officer

Date: February 11, 2015	/s/ MICHAEL A. VOLPE
Michael A. Volpe
Senior Vice President and Chief Financial Officer